Form 10-Q
period 1995-03-31
CENTENNIAL MORTGAGE INCOME FUND
filed 1995-05-16
CIK 736980

                              PART 1

ITEM I.  FINANCIAL STATEMENTS

                 CENTENNIAL MORTGAGE INCOME FUND
                      A Limited Partnership

                   Consolidated Balance Sheets
                           (Unaudited)

     Assets                             March 31,      December 31,
                                           1995             1994
                                       ----------------------------
Cash and cash equivalents               $  2,363,000   $  2,267,000
Real estate loans receivable, earning        273,000        282,000
Real estate loans receivable, nonearning   2,092,000      2,319,000
Real estate loans receivable from
 unconsolidated investees (note 4)         3,924,000      4,040,000
                                       ----------------------------
                                           6,289,000      6,641,000

 Less allowance for possible loan losses     923,000      1,157,000
                                       ----------------------------
       Net real estate loans receivable    5,366,000      5,484,000

Real estate owned, net,
 held for sale (note 3)                   10,820,000     11,435,000
Real estate owned, insubstance
 foreclosed (note 3)                       2,160,000      2,385,000
                                       ----------------------------
                                          12,980,000     13,820,000

 Less allowance for possible losses on
   real estate owned                       3,894,000      4,013,000
                                       ----------------------------
       Net real estate owned               9,086,000      9,807,000

Accrued interest receivable                   41,000         42,000
Other assets, net                            650,000         88,000
                                       ----------------------------
                                        $ 17,506,000   $ 17,688,000
                                       ============================

   See accompanying notes to consolidated financial statements

                 CENTENNIAL MORTGAGE INCOME FUND
                      A Limited Partnership

                   Consolidated Balance Sheets
                           (Continued)
                           (Unaudited)

                    LIABILITIES AND PARTNERS' EQUITY
Notes payable (note 5)                 $  4,019,000    $ 4,019,000
Notes payable to affiliates
 (notes 2 & 4)                              123,000        144,000
Accounts payable and accrued liabilities     60,000         55,000
Interest and taxes payable on real
 estate owned                               172,000        180,000
Payable to affiliates                         5,000          9,000
Deferred profit on equity participation     559,000        559,000
                                        --------------------------
     Total liabilities                    4,938,000      4,966,000

Partners' equity (deficit) -- 38,729
 limited partnership units outstanding as
 of March 31, 1995 and December 31, 1994
     General partners                      (525,000)      (525,000)
     Limited partners                    13,093,000     13,247,000
                                      ----------------------------
     Total partners' equity              12,568,000     12,722,000

Contingencies (note 6)
                                      ----------------------------
                                        $ 17,506,000  $ 17,688,000
                                      ============================

   See accompanying notes to consolidated financial statements

                 CENTENNIAL MORTGAGE INCOME FUND
                      A Limited Partnership

              Consolidated Statements of Operations
                           (Unaudited)

        For the three months ended March 31, 1995 and 1994
                                         1995             1994
                                   ----------------------------
Revenue:
  Interest income on loans to
    affiliates, including fees            $      ---     $  37,000
  Interest income on loans to
    nonaffiliates, including fees             25,000       107,000
  Interest-bearing deposits                   22,000        22,000
  Operations of real estate owned            213,000       180,000
  Gain on sale of real estate owned           72,000           ---
                                      -----------------------------
     Total revenue                           332,000       346,000

Expenses:
  Provision for possible losses                  ---        43,000
  Share of losses in unconsolidated
   investees                                 153,000           ---
  Operating expenses from operations
    of real estate owned                      62,000        60,000
  Operating expenses from operations
    of real estate owned paid to affiliates   13,000        14,000
  Expenses associated with non-operating
    real estate owned                         46,000        70,000
  Depreciation and amortization expense       29,000        27,000
  Interest expense                           139,000       134,000
  General and administrative, affiliates      34,000        34,000
  General and administrative, nonaffiliates   23,000        29,000
  Mortgage investment servicing fees          13,000        13,000
                                      -----------------------------
 Total expenses                              512,000       424,000
                                      -----------------------------
  Net loss before minority interest          (180,000)     (78,000)

Minority interest                              26,000      223,000
                                      -----------------------------
    Net earnings (loss)                    $ (154,000)   $ 145,000
                                      =============================
Net earnings (loss) per limited
    partnership unit                       $    (3.98)   $    3.74
                                      =============================

   See accompanying notes to consolidated financial statements

                 CENTENNIAL MORTGAGE INCOME FUND
                      A Limited Partnership

            Consolidated Statement of Partners' Equity
                           (Unaudited)

            For the three months ended March 31, 1995

                         General       Limited   Total Partners'
                         Partners      Partners      Equity
                        ----------------------------------------
Balance at
  December 31, 1994    $  (525,000) $  13,247,000  $  12,722,000

Net loss                       ---       (154,000)      (154,000)
                        ----------------------------------------
Balance at
  March 31, 1995       $  (525,000) $  13,093,000  $  12,568,000
                        ========================================

   See accompanying notes to consolidated financial statements.

                 CENTENNIAL MORTGAGE INCOME FUND
                      A Limited Partnership

              Consolidated Statements of Cash Flows
                           (Unaudited)

        For the three months ended March 31, 1995 and 1994
                                             1995           1994
                                     -----------------------------
Cash flow from operating activities:
 Net earnings (loss)                   $   (154,000) $    145,000
 Adjustments to reconcile net
   earnings (loss) to cash used
   in operating activities:
  Provision for possible losses                 ---        43,000
  Interest accrued to principal              (6,000)          ---
  Depreciation and amortization              29,000        27,000
  Minority interest                         (26,000)     (223,000)
  Gain on sale of real estate owned         (72,000)          ---
  Equity in losses of unconsolidated
    investees                               153,000           ---
Changes in assets and liabilities:
 (Increase) decrease in accrued
   interest receivable                        1,000       (37,000)
 (Increase) decrease in other assets       (565,000)       28,000
 Increase (decrease) in accounts
   payable and accrued liabilities            5,000       (29,000)
 Increase (decrease) in interest and taxes
   payable on real estate owned              (8,000)       79,000
 Decrease in payable to affiliates           (4,000)       (1,000)
 Increase (decrease) in deferred profit         ---       (75,000)
                                    ------------------------------
    Net cash used in operating activities  (647,000)      (43,000)

Cash flows from investing activities:
 Principal collected on loans                 9,000       476,000
 Advances on loans made to affiliates       (36,000)   (1,250,000)
 Advances on loans to customers              (1,000)      (21,000)
 Proceeds from sale of real estate owned    766,000       188,000
                                    ------------------------------
   Net cash provided by (used in)
     operating activities                   738,000      (607,000)
Cash flows from financing activities:
  Proceeds from notes payable to affiliates   5,000        12,000
                                   ------------------------------
   Net cash provided by financing activities  5,000        12,000
                                   ------------------------------
   Net increase (decrease) in cash           96,000      (638,000)
Beginning cash and cash equivalents       2,267,000     3,279,000
Ending cash and cash equivalents       $  2,363,000  $  2,641,000
                                   ==============================

Supplemental schedule of cash
 flow information:
 Cash paid during the quarter for:
  Interest                             $    100,000  $    125,000
Supplemental schedule of noncash
 investing and financing activities:
 Decrease in allowance for loan losses
   and real estate loans receivable
   through foreclosure                 $    233,000  $        ---
 Decrease in real estate owned through
   transfer of ownership (note 4)               ---     2,543,000
 Decrease in allowance for losses on real
   estate owned through sale or transfer
   of ownership (note 4)                     64,000       709,000
 Decrease in notes payable through
   transfer of ownership (note 4)               ---       655,000
 Decrease in interest and taxes
   payable on real estate owned through
   transfer of ownership (note 4)               ---       122,000
 Increase in real estate loans from affiliates
   through transfer of ownership (note 4)       ---     1,057,000

   See accompanying notes to consolidated financial statements.

                 CENTENNIAL MORTGAGE INCOME FUND
                      A Limited Partnership

           Notes to Consolidated Financial Statements
                           (Unaudited)

                     March 31, 1995 and 1994

(1)  BUSINESS

Centennial Mortgage Income Fund (the "Partnership") has historically invested in commercial, industrial and residential income-producing real property through mortgage investments consisting of participating first mortgage loans, other equity participation loans, construction loans, and wrap-around and other junior loans. The Partnership's underwriting policy for granting credit was to fund loans secured by first and second deeds of trust on real property. The Partnership's area of concentration is in California.

Management believes that the real estate industry in California continues to stabilize. Sources of financing for borrowers have become more readily available, however, due to decreased real estate market values the Partnership's borrowers continue to have difficulty obtaining long-term financing to pay off existing loans.

As these loans become delinquent, management of the Partnership might elect to foreclose, thereby increasing real estate owned balances. As a result of past foreclosures, the Partnership has become a direct investor in this real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell this real estate owned.

As required by the Partnership Agreement, the Partnership is currently in the repayment stage, and as a result, cash proceeds from mortgage investments are no longer available for reinvestment.

(2)  BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the three months ended March 31, 1995 and 1994 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

Information pertaining to the three months ended March 31, 1995 and 1994 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

The condensed consolidated financial statements do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Notes to consolidated financial statement included in Form 10-K for the year ended December 31, 1994 on file with the Securities and Exchange Commission, provide additional disclosures and a further description of accounting policies.

                 CENTENNIAL MORTGAGE INCOME FUND
                      A Limited Partnership

           Notes to Consolidated Financial Statements
                           (Continued)
                           (Unaudited)

                     March 31, 1995 and 1994

NET EARNINGS (LOSS) PER LIMITED PARTNERSHIP UNIT

Net earnings (loss) per limited partnership unit for financial statement purposes was based on the weighted average number of limited partnership units outstanding of 38,729 for all periods presented.

IMPAIRED LOANS

Effective January 1, 1995, the Partnership adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 18"). Under SFAS 114 a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e. both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. SFAS 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. The adoption of SFAS 114, as amended by SFAS 118, had no material impact on the Partnership's consolidated financial statements as the Partnership's existing policy of measuring loan impairment is consistent with methods prescribed in these standards.

The Partnership considers a loan to be impaired when based upon current information and events, it believes it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement. In determining impairment, the Partnership considers large non-homogeneous loans including nonaccrual loans, troubled debt restructurings and performing loans which exhibit, among other characteristics, high loan-to-value ratios, low debt-coverage ratios, or other indications that the borrowers are experiencing increased levels of financial difficulty. The Partnership bases the measurement of collateral-dependent impaired loans on the fair value of the loan's collateral. The amount by which the recorded investment of the loan exceeds the measure of the impaired loan's value is recognized by recording a valuation allowance.

At March 31, 1995, the carrying value of loans that are considered to be impaired under SFAS 114 total $2,092,000 (of which $2,092,000 were on non-accrual status). At March 31, 1995, the allowance for possible loan losses determined in accordance with the provisions

                 CENTENNIAL MORTGAGE INCOME FUND
                      A Limited Partnership

           Notes to Consolidated Financial Statements
                           (Continued)
                           (Unaudited)

                     March 31, 1995 and 1994

of SFAS 114, related to loans considered to be impaired under SFAS 114 totaled $913,000. There were no loans considered impaired under SFAS 114 for which there is no related allowance for possible loan losses at March 31, 1995. For the three months ended March 31, 1995 the Partnership recognized interest income on impaired loans of $11,000, which includes $11,000 of interest income recognized using the cash basis method of income.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used by an entity and assets to be disposed of. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Although the Partnership has not yet adopted SFAS 121, management does not expect such adoption to have a material impact on the Partnership's consolidated financial statements.

(3)  REAL ESTATE OWNED

Real estate owned consists of the following:
                                        (dollars in thousands)
                                        March 31,   December 31,
                                           1995         1994
                                     --------------------------
1. Shopping center in Upland, CA         $    5,096    $   5,096
2. 19 acres in Sacramento, CA                 2,571        2,571
3. Auto retail center in Corona, CA           2,579        2,579
4. 23 acres in Riverside, CA                  1,012        1,012
5. 8 condominiums in Oxnard, CA               2,160        2,385
6. 55 percent interest in an office
    building in Sacramento, CA                  ---          589
                                          -----------------------
Subtotal                                     13,418       14,232

Less accumulated depreciation                   438          412
                                          -----------------------
Total real estate owned                  $   12,980    $  13,820
                                          =======================

                 CENTENNIAL MORTGAGE INCOME FUND
                      A Limited Partnership

           Notes to Consolidated Financial Statements
                           (Continued)
                           (Unaudited)

                     March 31, 1995 and 1994

Property No. 5 has been accounted for as insubstance foreclosure, the Partnership has possession of the property; however, the Partnership does not currently hold legal title to this property.

(4)  TRANSACTIONS WITH AFFILIATES

The Partnership Agreement provides for payment to the general partners of application and commitment fees in connection with mortgage loans which are to be paid solely by borrowers and cannot, with respect to any single mortgage investment, exceed 3 percent of the gross proceeds of the offering (including a pro rata amount of all expenses and any applicable reserves) invested or committed to such mortgage investment. In the event repayments of principal on mortgage investments which do not constitute mortgage reductions are used to make additional mortgage loans, the general partners or their affiliates may receive additional application and commitment fees, subject, however, to the restriction that the total aggregate of such fees received by the general partners or their affiliates may not exceed 7 percent of the gross proceeds of the offering. No application and commitment fees were incurred for the quarters ended March 31, 1995 and 1994. Application and commitment fees incurred from inception to March 31, 1995 totaled $2,232,000.

Additionally, CMIF, Inc. and Centennial Corporation, affiliates of the general partners, are entitled to receive from the Partnership, mortgage investment servicing fees for loans serviced equal to an annual rate of 1/4 of 1 percent of the committed amount to be funded by the Partnership. The Partnership incurred $13,000 and $13,000 of mortgage investment servicing fees for the quarters ended March 31, 1995 and 1994, respectively, payable to CMIF, Inc. and Centennial Corporation.

Under the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return of their adjusted invested capital, but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not yet received their 12 percent per annum cumulative return.

                 CENTENNIAL MORTGAGE INCOME FUND
                      A Limited Partnership

           Notes to Consolidated Financial Statements
                           (Continued)
                           (Unaudited)

                     March 31, 1995 and 1994

In the second quarter of 1990, the Partnership participated in making a loan secured by a second trust deed to Centennial Estates, Inc. ("CEI"). CEI is a wholly-owned subsidiary of The Centennial Group, Inc. ("CGI") in which Ronald R. White and John B. Joseph were directors/executive officers and major shareholders. Ronald
R. White and John B. Joseph were also executive officers of CEI. The purpose of the loan was to develop 179 single-family residential lots in Lancaster, California. The amount originally committed was $5,009,000, of which the Partnership's share was $2,500,000. The loan bore interest at prime plus 1.5 percent and matured March 1, 1992. The loan was subsequently extended to September 1, 1992, and the Partnership's share of the committed loan amount was capped at $1,766,000. Subsequent to management's evaluation of the property at December 31, 1992, management placed the loan on nonaccrual effective January 1, 1993. During 1993, the Partnership recorded this note as an insubstance foreclosure. In February, 1994, LCR Development, Inc. ("LCR"), a corporation in which the Partnership holds a 50 percent interest with the other 50 percent held by Centennial Mortgage Income Fund II ("CMIF II"), purchased the underlying note secured by a first trust deed and foreclosed on the property.

In connection with this transaction, the Partnership advanced $1,250,000 to LCR under a note receivable secured by the first trust deed on the 179 lots. The $1,250,000 loan bears interest at prime plus 3 percent and matured June 1, 1994. The Partnership is in the process of extending the note receivable.

The Partnership signed over its interest in the note secured by the second trust deed to LCR to facilitate LCR's foreclosure. At time of foreclosure, the Partnership's balance of the note secured by the second trust deed recorded as insubstance foreclosure was $2,543,000. The Partnership charged off $709,000 to the allowance for losses, decreased notes payable by $655,000, decreased interest and property taxes payable on real estate owned by $122,000 and recorded its share of the note in the amount of $1,057,000. Subsequent to foreclosure, the Partnership holds the note secured by the first trust deed and holds a 50 percent participation in a note secured by a second trust deed in the amount of $2,627,000. The Partnership's share of the note secured by the second trust deed at March 31, 1995 is $1,286,000 and the Partnership had applied $211,000 of cumulative losses from unconsolidated investees against the carrying value of the note as of that same date.

                 CENTENNIAL MORTGAGE INCOME FUND
                      A Limited Partnership

           Notes to Consolidated Financial Statements
                           (Continued)
                           (Unaudited)

                     March 31, 1995 and 1994

The balance sheets and statement of operations of LCR Development, Inc. have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for LCR Development, Inc. at March 31, 1995 and for the three months ended March 31, 1995:

                      LCR DEVELOPMENT, INC.
                          BALANCE SHEET
         Assets                                    March 31,
                                                      1995
                                             ------------------
Cash                                            $        4,000
Real property                                        3,852,000
Organization costs                                       3,000
                                             ------------------
                                                $    3,859,000
                                             ==================


    Liabilities and Stockholders' Deficit            March 31,
                                                        1995
                                                  --------------
Notes payable to affiliates                        $   3,877,000
Interest and property taxes
 payable on real estate owned                            403,000
                                                  ---------------
  Total liabilities                                    4,280,000

Stockholders' deficit                                   (421,000)
                                                  ---------------
                                                   $   3,859,000
                                                  ===============

                 CENTENNIAL MORTGAGE INCOME FUND
                      A Limited Partnership

           Notes to Consolidated Financial Statements
                           (Continued)
                           (Unaudited)

                     March 31, 1995 and 1994

                      LCR DEVELOPMENT, INC.
                     STATEMENT OF OPERATIONS
                                                  Three months
                                                      ended
                                                 March 31, 1995
                                               ------------------
Interest expense                                $     107,000
                                               ------------------
Net loss                                        $     107,000
                                               ==================

In August 1990, the Partnership committed to participate in another loan to CEI. The loan funded April 29, 1991. The funds were provided for a land development loan on a 283-acre residential tract in Bakersfield, California. The amount originally committed was $7,000,000, of which the Partnership has a 50 percent participation interest. The committed amount was subsequently capped at $6,492,000. The loan bore interest at prime plus 3 percent and matured March 1, 1993. Subsequent to management's evaluation of the property at December 31, 1992, management placed the loan on nonaccrual effective January 1, 1993. During 1993, the Partnership recorded this note as an insubstance foreclosure. A notice of default was filed on March 17, 1994. In 1994, the Partnership assigned the note receivable to BKS Development, Inc. ("BKS"), a corporation in which the Partnership holds a 50 percent interest with the other 50 percent interest held by CMIF II. BKS foreclosed on this property on August 8, 1994.

At time of foreclosure, the Partnership's carrying value of the property recorded as insubstance foreclosure was $3,900,000. The Partnership charged off $1,300,000 of this carrying value to the allowance for losses, decreased notes payable by $449,000, decreased interest and property taxes payable on real estate owned by $204,000 and recorded its share of a new note due from BKS in the amount of $1,947,000. The Partnership's share of the note receivable at March 31, 1995 is $1,947,000 and the Partnership had applied $348,000 of cumulative losses from unconsolidated investees against the carrying value of the note as of that same date.

                 CENTENNIAL MORTGAGE INCOME FUND
                     A Limited Partnership

           Notes to Consolidated Financial Statements
                           (Continued)
                           (Unaudited)

                     March 31, 1995 and 1994

The balance sheet and statement of operations of BKS Development, Inc. have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for BKS at March 31, 1995 and for the three months ended March 31, 1995:

                      BKS DEVELOPMENT, INC.
                          BALANCE SHEET

      Assets                                      March 31,
                                                     1995
                                          -------------------
Cash                                       $          1,000
Real property                                     5,199,000
                                          -------------------
                                           $      5,200,000
                                          ===================

      Liabilities and Stockholders' Deficit       March 31,
                                                     1995
                                          -------------------
Bonds payable                              $        899,000
Notes payable to affiliates                       3,893,000
Interest and property taxes
  payable on real estate owned                    1,106,000
                                           -----------------
Total liabilities                                 5,898,000

Stockholders' deficit                              (698,000)
                                           ------------------
                                           $      5,200,000
                                           ==================

                 CENTENNIAL MORTGAGE INCOME FUND
                     A Limited Partnership

           Notes to Consolidated Financial Statements
                           (Continued)
                           (Unaudited)

                     March 31, 1995 and 1994

                      BKS DEVELOPMENT, INC.
                     STATEMENT OF OPERATIONS
                                                Three months
                                                   ended
                                                March 31, 1995
                                               -----------------
Interest expense                               $     172,000
Property taxes                                        26,000
                                               -----------------
Net loss                                       $     198,000
                                               =================

Partnership management believes the terms of both LCR and BKS transactions were fair to the Partnership at the time the loans were made and were no more favorable than those obtainable from unrelated third parties for comparable financing on comparable property.

The Partnership owns an interest in Grand Plaza Auto Retail, Inc., the corporation which owns the auto retail center in Corona, California jointly with an affiliated entity, Centennial Mortgage Income Fund III ("CMIF III"). At March 31, 1995, the ownership percentages are 86.7 for the Partnership and 13.3 for CMIF III.
The assets and liabilities of this corporation have been consolidated in the accompanying consolidated financial statements.

Notes payable to affiliates includes $365,000 at March 31, 1995 and December 31, 1994, respectively, and the Partnership had cumulatively applied $252,000 and $247,000 of minority interest from this corporate joint venture against the note payable to affiliates balance as of the same dates. The notes payable to affiliates balance reflects CMIF III's share of a note payable by the corporation to the Partnership and CMIF III. The note bears interest at 14 percent fixed and matures October 1, 1995.

The Partnership owns an interest in BNN Development, Inc., the corporation which owns the 19 acres in Sacramento, California jointly with an affiliated entity, CMIF III. At March 31, 1995, the ownership percentages are 86.25 for the Partnership and 13.75 for CMIF III. The assets and liabilities of this corporation have been consolidated in the accompanying consolidated financial statements. Notes payable to affiliates includes $297,000 and $293,000 at March 31, 1995 and December 31, 1994, respectively, and the Partnership had cumulatively applied $287,000 and $267,000 of

                 CENTENNIAL MORTGAGE INCOME FUND
                     A Limited Partnership

           Notes to Consolidated Financial Statements
                           (Continued)
                           (Unaudited)

                     March 31, 1995 and 1994

minority interest from this corporate venture against the note payable to affiliates balance as of the same dates. The notes payable to affiliates balance reflects CMIF III's share of a note payable by the corporation to the Partnership and CMIF III. The note bears interest at 15 percent fixed and matures November 1, 1995.

During 1993, the Partnership invested in KJC Development, Inc., ("KJC"). During 1994, KJC was used to form a mortgage lending corporation which was subsequently closed in February of 1995. KJC is jointly owned by the Partnership, CMIF II and CMIF III. The Partnership owns 33.33 percent of the corporation and has recorded no earnings or losses from this joint venture at March 31, 1995 as the joint venture has incurred no earnings or losses. The mortgage lending corporation funded short-term mortgage loans utilizing working capital funds advanced from the joint owners of KJC. No such loans were outstanding at March 31, 1995. The balance sheet and statement of operations of KJC have not been consolidated in the Partnership's financial statements and are not presented here as they are immaterial to the Partnership. The Partnership accounts for its investment in this corporation using the equity method.

                 CENTENNIAL MORTGAGE INCOME FUND
                      A Limited Partnership

           Notes to Consolidated Financial Statements
                           (Continued)
                           (Unaudited)

                     March 31, 1995 and 1994


(5)  NOTES PAYABLE

Notes payable consist of the following:
                                        (dollars in thousands)
                                       March 31,     December 31,
                                         1995           1994
                                       --------------------------
Note payable secured by 19 acres
 in Sacramento, CA with interest
 only payments due monthly;
 interest rate of 12 percent fixed,
 maturing September 1, 1996             $     900    $    900

Note payable secured by shopping
 center in Upland, CA with
 interest and principal payments
 due monthly of $24,000; interest
 rate of 11.25 percent fixed,
 maturing November 1, 1996                  2,469       2,469

Note payable secured by 23 acres in
 Riverside, CA; Interest rate of 13.75
 percent fixed, matured August 1, 1992        650         650
                                          ---------------------
     Total notes payable                $   4,019    $  4,019
                                          =====================

The Partnership acquired the 23 acres in Riverside by deed in lieu of foreclosure, subject to the note payable discussed above. In the third quarter of 1993, the lender filed a notice of default and commenced judicial foreclosure proceedings on the property. The original borrower on the note payable is negotiating with the lender to perfect a nonjudicial foreclosure on the property. Management believes that the lender will complete this nonjudicial foreclosure and the Partnership will have minimal future liability. Accordingly, the Partnership has not accrued interest expense on this note.

(6)  CONTINGENCIES

There are no material pending legal proceedings other than ordinary routine litigation incidental to the Partnership's business.

CENTENNIAL MORTGAGE INCOME FUND                      MARCH 31, 1995

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Partnership had net earnings (losses) and earnings (losses) per limited partnership unit of $(154,000) and $(3.98), respectively, for the quarter ended March 31, 995 and $145,000 and $3.74, respectively, for the quarter ended March 31, 1994. The decrease in earnings from March 31, 1994 to March 31, 1995 is primarily the result of a decrease in minority interest and an increase in share of losses in unconsolidated investees.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1995, the Partnership had $2,363,000 in cash and interest-bearing deposits, and had performing loans with maturities of less than one year totaling $51,000. The Partnership had no unfunded loan commitments at March 31, 1995. Additional sources of funds are expected to be from the sale of real estate owned, future operations of real estate owned and payoffs of existing loans. The Partnership funded disbursements on loans to affiliates during the first quarter of 1995 totaling $36,000 and received payoffs and paydowns on loans totaling $9,000. During the first quarter of 1995, the Partnership received proceeds from the sale of real estate owned of $766,000.

The Partnership's notes payable commitments consist of interest and non-balloon principal payments due of approximately $299,000 payable in 1995 which does not include payments on the notes secured by the 23 acres in Riverside and the 7.83 acres in Perris. In addition to the note payable commitments, the Partnership's principal capital requirements include: (i) real property taxes on real estate owned of approximately $114,000 payable and delinquent in 1995 and (ii) selling, general and administrative costs. These commitments are expected to be made from existing cash reserves, future loan payoffs and the sale of real estate owned.

The Partnership is continuously evaluating various alternative strategies for liquidating its real estate assets under current market conditions. These alternative strategies include the potential joint venture and/or build out of certain of the Partnership's properties in order to increase their marketability and maximize the return to the limited partners. In the event the Partnership decides to implement some of these strategies, it may require the investment of proceeds received from the payoff of existing loans and the sale of other real estate assets. The decision to invest additional cash in existing assets will only be made if, based on management's best judgement at the time, there is a clear indication that such investment should generate a significantly greater return to the limited partners than any other strategies available to the Partnership.

CENTENNIAL MORTGAGE INCOME FUND                      MARCH 31, 1995

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)

Effective with the third quarter of 1991, the Partnership suspended cash distributions to partners, due to a decline in liquidity and the uncertainty of the cash requirements for existing and potential real estate owned. Pursuant to the Partnership Agreement, 60 months after the closing of the offering, cash proceeds from mortgage investments are no longer available for reinvestment by the Partnership. Management believes that current and projected liquidity is sufficient to fund operating expenses and to meet the contractual obligations and cash flow operating requirements of the Partnership. However, although no new mortgage investments shall be made, the general partners expect that the cash proceeds from mortgage reductions will be retained by the Partnership until such time as the Partnership has sufficient cash to fulfill the operating requirements of the real estate owned by the Partnership.

RESULTS OF OPERATIONS

Due to the downturn in the real estate industry in California and its impact on the Partnership's borrowers, most of the Partnership's loans have become non-performing and/or real estate owned. As a result, interest income on loans to affiliates and non-affiliates continues to decline. Interest income on loans to affiliates, including fees was $37,000 for the quarter ended March 31, 1994. There was no interest income on loans to affiliates for the quarter ended March 31, 1995. Interest income on loans to non-affiliates, including fees decreased to $25,000 from $107,000 for the quarters ended March 31, 1995 and 1994, respectively. The decrease in interest income on loans from 1994 to 1995 is primarily due to a one time equity participation of $75,000 received in 1994.

The outstanding principal balance of loans on nonaccrual at March 31, 1995 totaled $2,092,000 as compared with $2,084,000 at March 31, 1994. Loans on "nonaccrual" refers to loans upon which the Partnership is no longer accruing interest. Management's policy is to cease accruing interest on loans when interest and/or principal repayments become 90 days past due. Had interest accrued throughout the first quarter of 1995 and 1994 on the nonaccrual loans, interest income would have been approximately $145,000 and $52,000 higher than was actually reported for those periods.

The real estate owned balance at March 31, 1995 and 1994 was $12,980,000 and $18,636,000, respectively. On April 28, 1992, the
American Institute of Certified Public Accountants issued Statement of Position 92-3 ("SOP 92-3"), "Accounting for Foreclosed Assets." SOP 92-3 indicates that foreclosed assets are presumed held for sale and not for the production of income. Accordingly, foreclosed assets held for sale are to be carried at the lower of cost or fair value minus estimated costs to sell. The cost of such assets at the time of foreclosure is the fair value of the asset foreclosed.

CENTENNIAL MORTGAGE INCOME FUND                      MARCH 31, 1995

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)

Immediately after foreclosure, a valuation allowance is recognized for estimated costs to sell through a charge to income. All of the Partnership's real estate owned, including insubstance foreclosures, is presumed held for sale. Effective December 31, 1992, the Partnership adopted SOP 92-3. There was no adjustment resulting from the application of SOP 92-3.

The following sections entitled Nonaccrual and Nonperforming Loans and Real Estate Owned provide a detailed analysis of these assets.

NONACCRUAL AND NONPERFORMING LOANS

Loans on nonaccrual and nonperforming status at March 31, 1995 are summarized below:

During 1991, the Partnership renegotiated a loan with an original committed amount of $1,500,000. Two new workout loans in which the Partnership holds a 45 percent interest were funded with committed amounts of $1,220,000 and $700,000. The loans are secured by a first and second trust deed on a two-story office building and a third trust deed on a residence all located in Sacramento, California. Due to nonpayment, the Partnership filed a notice of default on both loans. The borrower filed bankruptcy December 7, 1993. The Partnership reached a settlement agreement through the bankruptcy court and foreclosed on the note secured by the first deed of trust on August 5, 1994. The Partnership retained a note secured by a second trust deed on the residence which has been recorded as a performing loan. See Management's Discussion and Analysis - Real Estate Owned - Office Building in Sacramento, California.

In January 1989, the Partnership funded a $3,296,000 loan secured by a first trust deed on an 81,000 square foot multi-tenant industrial building in Vista, California. The Partnership retained a 10 percent interest in this loan. In July 1991, the Partnership funded a $250,000 loan to provide additional tenant improvement funds for the same project. The Partnership retained a 100 percent interest in the $250,000 loan, which was secured by a second trust deed on the project. In April 1992, the Partnership agreed to accommodate the borrower's refinance of the $3,296,000 loan with a new $3,150,000 note from a different financial institution by rolling the principal and accrued interest balance on the $250,000 note as well as the Partnership's interest in the principal and interest balances of the $3,296,000 note into two new notes. The first of these two new notes was a $250,000 note secured by a second trust deed on the Vista project which was junior to the new $3,150,000 note. The second new note was a $450,000 note secured by a second trust deed on 23 undeveloped residentially zoned acres of land in Riverside. Both new loans were placed on nonaccrual shortly after the refinance due to the borrower's failure to make payments. The lender on the Vista project foreclosed during the

CENTENNIAL MORTGAGE INCOME FUND                      MARCH 31, 1995

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)

first quarter of 1995. The Partnership accepted a grant deed in lieu of foreclosure on the new $450,000 note in 1992. See
Management's Discussion and Analysis - Real Estate Owned - 23 acres in Riverside, CA.

During 1988, the Partnership recorded an equity participation note with an original committed amount of $350,000 secured by a second trust deed on a 60-unit apartment complex in Riverside, California. The loan is on nonaccrual due to past due interest. The complex is 82 percent leased and due to low rental rates and slow payments, the first trust deed holder filed a notice of default on April 12, 1995. The principal balance and nonaccrued interest at March 31, 1995 are $270,000, and $49,000, respectively.

During 1992, funds were provided for a workout loan secured by a third trust deed on a mini-storage facility in Citrus Heights, California, with a committed amount of $792,000. The loan paid off the Partnership's existing loan secured by a second trust deed, allowed the recordation of new debt secured by a first and second trust deed which reduced the senior debt by $677,000, paid a portion of the loan secured by the existing first trust deed and provided additional funds for tenant improvements to enlarge the facility. During 1994, the borrower asked for a partial deferral of interest payable for one year due to economic conditions. Management agreed and placed the deferred interest on nonaccrual. The principal balance, accrued and nonaccrued interest at March 31, 1995 are $758,000, $3,000 and $139,000, respectively.

During 1994, the Partnership renegotiated an equity participation note with an original committed amount of $374,000 secured by a second deed of trust on a 32,431 square foot shopping center in Corona, California. The loan provides for interest due to be payable at loan maturity; however, due to the amount of the senior debt and the decrease in land values, the Partnership has placed the loan on nonaccrual. The principal balance and nonaccrued interest at March 31, 1995 are $312,000 and $43,000 respectively.

During 1991, the Partnership sold a pad on an existing piece of real estate owned in Corona, California and carried back financing in the amount of $600,000. The Partnership's share of the loan is 77 percent. Due to the loss of the major tenant, the borrower has been unable to make monthly interest payments. Management has worked out a forbearance agreement with the borrower for net cash flow monthly payments. The remaining interest due has been placed on nonaccrual. The principal balance, accrued and nonaccrued interest at March 31, 1995 are $460,000, $37,000 and $26,000 respectively.

During 1989, the Partnership funded a loan with an original committed amount of $343,000 to provide land development financing. The loan matured June 1, 1993 and the borrower was unable to make interest payments or pay off the loan. Given the depressed value

CENTENNIAL MORTGAGE INCOME FUND                      MARCH 31, 1995

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)

of the property and the amount of the delinquent bonds and taxes, the Partnership has been negotiating with the borrower in an attempt to discount the note to facilitate a sale or have the borrower deed the property to the Partnership. Should the negotiations not be completed and the property be lost to a tax sale, management has established an allowance for losses sufficient to cover the Partnership's equity in the property. The principal balance and nonaccrual interest at March 31, 1995 are $292,000 and $85,000, respectively.

Real Estate Owned

A description of the Partnership's real estate owned and loans classified as insubstance foreclosure follows:

Shopping Center in Upland, California

During the third quarter of 1988, the Partnership foreclosed on a loan and now owns the project. The Partnership originally committed $5,600,000 for the rehabilitation of a 33,327 square foot retail center and construction of an automotive service facility in Upland, California. Cost overruns and construction delays prevented the borrower from selling the project and thereby performing on the loan. A pad was sold in 1989 which resulted in a net paydown of $323,000. The property generated net operating income before debt service of $86,000 during the first quarter of 1995 and its carrying value was $4,658,000 at March 31, 1995. The property is currently 77 percent leased. The property is encumbered by a note of $2,469,000, secured by a first trust deed on the property. The Partnership has now listed this property for sale.

19 Acres in Sacramento, California

During the third quarter of 1991, the Partnership took a deed in lieu of foreclosure on a second trust deed and renegotiated the first trust deed secured by 20 acres of undeveloped land in Sacramento, California. The principal and nonaccrued interest balances at foreclosure totaled $1,595,000. The Partnership paid down the first trust deed approximately $1,080,000 and executed a $900,000 12 percent fixed rate note payable to the original first trust deed holder, which is secured by a new first trust deed on the property. The note requires monthly interest-only payments and the balance is due September 1, 1996. The Partnership continues to finalize the entitlement processing, flood issues and provide for utility services for the property. As economic conditions rebound in California, and the demand for development land in the area returns, the Partnership intends to list the property for sale. At March 31, 1995, the carrying value of this asset was $2,571,000.

CENTENNIAL MORTGAGE INCOME FUND                      MARCH 31, 1995

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)

Auto Retail Center in Corona, California

During 1988, the Partnership funded a loan with an original committed amount of $3,313,000 for the purpose of constructing a 39,185 square foot auto/retail center in Corona, California. The loan matured on September 1, 1989. The borrower defaulted under a forbearance agreement and the Partnership filed a notice of default on December 14, 1990. The borrower filed for bankruptcy on February 15, 1991. A pad was sold during April 1991 resulting in the Partnership receiving a net paydown of $249,000. The Partnership provided financing to the purchaser. The Partnership took a grant deed on the property through the Bankruptcy Courts in December 1991. The subject center is 100 percent completed and 80 percent leased. While the property generated net operating income of $53,000 during the first quarter of 1995, the Partnership continues to manage the property while occupancy stabilizes and rental rates increase. The center has now been listed for sale. The carrying value at March 31, 1995 is $2,579,000.

23 Acres in Riverside, California

The Partnership took a grant deed in consideration of its note secured by a third trust deed on the property during the second quarter of 1992 and paid off the second deed of trust. The carrying value at March 31, 1995 is $1,012,000. The property is encumbered by a 13.75 percent fixed rate note payable secured by a first trust deed of $650,000 payable to another financial institution which matured August 1, 1992. During 1993 and 1994, management has attempted to negotiate with the FDIC as successor to the financial institution to payoff or restructure the terms of the note secured by the first trust deed and was not successful resulting in the FDIC commencing foreclosure proceedings on the property. Throughout the two year period, the land values have continued to decline and lot improvement costs have significantly increased. Management believes that the lender will complete this foreclosure. Management has established an allowance for losses sufficient to cover the loss which would be incurred as a result of the foreclosure of this property.

8 Condominiums in Oxnard, California

During 1990, the Partnership funded a loan secured by a first trust deed with an original committed amount of $3,000,000 for the construction of 12 condominiums in Oxnard, California. The Partnership recorded an insubstance foreclosure on these 12 condominiums. The borrower signed over control to the second trust deed holder in December 1992, and the second trust deed holder, an affiliate, has now abandoned the property. The condominiums are located adjacent to the beach. The values of beach front property have been hard hit in the local market due to the excess supply of these types of properties. The Partnership has declined to assume

CENTENNIAL MORTGAGE INCOME FUND                      MARCH 31, 1995

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)

any of the original builder's liabilities which would be required should the Partnership accept a deed in lieu of foreclosure on the property. However, the Partnership does receive 100 percent of all sales proceeds net of selling costs. As of March 31, 1995, the Partnership had sold four condominiums and is attempting to sell the remaining units. The carrying value at March 31, 1995 is $2,160,000.

Office Building in Sacramento, California

During the third quarter of 1994, the Partnership foreclosed on the loan secured by a first trust deed on an office building in Sacramento (see nonaccrual and nonperforming loans). The Partnership's $700,000 loan secured by a second trust deed on the office building was foreclosed out and charged off. An additional 10 percent interest was purchased at a discount by the Partnership from a participant in the fourth quarter of 1994 increasing its interest to 55 percent. Management hired a leasing agent to increase occupancy in the building and subsequently accepted an offer on the property. The property closed escrow in January, 1995 with a total sales price of $1,150,000 and gain of $56,000.

INTEREST ON INTEREST-BEARING DEPOSITS

Interest on interest-bearing deposits totaled $22,000 and $22,000 for the three months ended March 31, 1995 and 1994, respectively. Interest on interest-bearing deposits represents interest earned on Partnership funds invested in time certificates and money market deposits.

INCOME FROM OPERATIONS OF REAL ESTATE OWNED

Income from operations of real estate owned consists of operating revenues of $213,000 and $180,000 for the three months ended March 31, 1995 and 1994, respectively. These revenues are from the Upland shopping center and the auto retail center in Corona, California. The increase in 1995 is due to a reversal of rents previously charged off.

PROVISION FOR POSSIBLE LOSSES

The provision for possible losses was $43,000 the three months ended March 31, 1994. There was no provision for losses for the three months ended March 31, 1995. The 1994 provision relates primarily to the loan secured by a third trust deed on a mini-storage facility in Citrus Heights. The provision for possible losses results from the change in the allowance for possible losses and the allowance for possible losses on real estate owned net of charge-offs, if any. Management believes that

CENTENNIAL MORTGAGE INCOME FUND                      MARCH 31, 1995

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)

the allowance for possible losses at March 31, 1995 is adequate to absorb the known and inherent risk in the Partnership's loan and real estate owned portfolio.

EXPENSES

Operating expenses from operations of real estate owned were $62,000 and $60,000 for the three months ended March 31, 1995 and 1994, respectively. The expenses were associated with the Upland shopping center, the auto retail center in Corona, the auto retail center in San Bernardino and the 19 acres in Sacramento, California.

Operating expenses from operations of real estate owned paid to affiliates were $13,000 and $14,000 for the three months ended March 31, 1995 and 1994, respectively. The operating expenses consist of property management fees paid to an affiliate.

Expenses associated with non-operating real estate owned were $46,000 and $70,000 for the three months ended March 31, 1995 and
1994, respectively.   The expenses relate to the 19 acres in
Sacramento, the condominiums in Oxnard, and the 23 acres in Riverside. The decrease for 1994 is due to a decrease in expenses for the condominiums in Oxnard.

Depreciation and amortization expense was $29,000 for the three months ended March 31, 1995 and $27,000 for the three months ended March 31, 1994. The depreciation relates to the Upland shopping center and tenant improvements for the auto retail center in Corona.

Interest expense was $139,000 and $134,000 for the three months
ended March 31, 1995 and 1994, respectively.   The interest expense
relates to the Upland shopping center and the 19 acres in Sacramento, California.

General and administrative expenses, affiliates totaled $34,000 and $34,000 for the three months ended March 31, 1995 and 1994, respectively. These expenses are primarily salary allocation reimbursements paid to affiliates.

General and administrative expenses, nonaffiliates totaled $23,000 and $29,000 for the three months ended March 31, 1995 and 1994, respectively. These expenses consist of other costs associated with the administration of the Partnership.

Mortgage investment servicing fees for the same periods totaled $13,000 in 1995 and $13,000 in 1994. This consists of fees paid to CMIF, Inc. and Centennial Corporation, affiliates of the general partners, for servicing the Partnership's loan and real estate owned portfolio.

CENTENNIAL MORTGAGE INCOME FUND                      MARCH 31, 1995



                             PART II



OTHER INFORMATION



Item 1.  Legal Proceedings

         NONE


Item 2.  Changes in Securities

         NONE


Item 3.  Defaults Upon Senior Securities

         NONE


Item 4.  Submission of Matters to a Vote of Security Holders

         NONE


Item 5.  Other Information

         NONE


Item 6.  Exhibits and Reports on Form 8-K

    (a)  NONE

    (b)  NONE

                            EXHIBIT A

This schedule contains summary financial information extracted from the March 31, 1995 10-Q and is qualified in its entirety by reference to such financial statements.

                                  March 31,        December 31,
                                    1995              1994
                              ----------------------------------
Cash and cash items           $  2,363,000       $  2,267,000
Notes and accounts
   receivable-trade              6,289,000          6,641,000
Allowances for doubtful accounts   923,000          1,157,000
Total current assets             3,054,000          2,397,000
Total assets                    17,506,000         17,688,000
Total current liabilities          237,000            244,000
Bonds, mortgages and
   similar debt                  4,019,000          4,019,000
Total liabilities and
   partners' equity             17,506,000         17,688,000
Total revenue                      332,000            346,000
Other costs and expenses           486,000            158,000
Provision for doubtful
   accounts and notes                  ---             43,000
Income (loss) before taxes
   and other items                (154,000)           145,000
Income (loss) continuing
   operations                     (154,000)           145,000
Net income or loss                (154,000)           145,000
Earnings per unit                    (3.98)              3.74

                           SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CENTENNIAL MORTGAGE INCOME FUND,
A California Limited Partnership




By:  /s/John B. Joseph                                 May 15, 1995
     John B. Joseph                                    Date
     General Partner






By:  /s/Ronald R. White                                May 15, 1995
     Ronald R. White                                   Date
     General Partner






By:  CENTENNIAL CORPORATION
     General Partner




     /s/Robert F. Ishii                              May 15, 1995
     Robert F. Ishii                                 Date
     Chief Financial Officer