Form 10-Q
period 1995-06-30
CENTENNIAL MORTGAGE INCOME FUND
filed 1995-08-14
CIK 736980

                              PART 1

ITEM I.  FINANCIAL STATEMENTS

                 CENTENNIAL MORTGAGE INCOME FUND
                      A Limited Partnership

                   Consolidated Balance Sheets
                           (Unaudited)

     Assets                              June 30,      December 31,
                                         1995            1994
                                       ----------------------------
Cash and cash equivalents               $  3,037,000   $  2,267,000
Real estate loans receivable, earning        272,000        282,000
Real estate loans receivable, nonearning   3,844,000      2,319,000
Real estate loans receivable from
 unconsolidated investees (note 4)         3,844,000      4,040,000
                                       ----------------------------
                                           6,208,000      6,641,000

 Less allowance for possible loan losses     957,000      1,157,000
                                       ----------------------------
       Net real estate loans receivable    5,251,000      5,484,000

Real estate owned, net,
 held for sale (note 3)                   10,793,000     11,435,000
Real estate owned, insubstance
 foreclosed (note 3)                       1,870,000      2,385,000
                                       ----------------------------
                                          12,663,000     13,820,000

 Less allowance for possible losses on
   real estate owned                       4,494,000      4,013,000
                                       ----------------------------
       Net real estate owned               8,169,000      9,807,000

Accrued interest receivable                   28,000         42,000
Other assets, net                            106,000         88,000
                                       ----------------------------
                                        $ 16,591,000   $ 17,688,000
                                       ============================

   See accompanying notes to consolidated financial statements

                   Consolidated Balance Sheets
                           (Continued)
                           (Unaudited)

                    LIABILITIES AND PARTNERS' EQUITY
Notes payable (note 5)                 $  4,019,000    $ 4,019,000
Notes payable to affiliates                  37,000        144,000
Accounts payable and accrued liabilities     39,000         55,000
Interest and taxes payable on real
 estate owned                                10,000          8,000
Interest and taxes payable on real
 estate owned to affiliate                  215,000        172,000
Payable to affiliates                         4,000          9,000
Deferred profit on equity participation     559,000        559,000
                                        --------------------------
     Total liabilities                    4,883,000      4,966,000

Partners' equity (deficit) -- 38,729
 limited partnership units outstanding as
 of June 30, 1995 and December 31, 1994
     General partners                      (525,000)      (525,000)
     Limited partners                    12,233,000     13,247,000
                                      ----------------------------
     Total partners' equity              11,708,000     12,722,000

Contingencies (note 6)
                                      ----------------------------
                                        $ 16,591,000  $ 17,688,000
                                      ============================

   See accompanying notes to consolidated financial statements

                                CENTENNIAL MORTGAGE INCOME FUND
                                     A Limited Partnership

                             Consolidated Statements of Operations
                                         (Unaudited)

        For the six and three months ended June 30, 1995 and 1994

                                        Six Months                  Three Months
                                      Ended June 30,                Ended June 30,
                                      1995          1994           1995          1994
                                      ------------------------------------------------------
Revenue:
  Interest income on loans
    to affiliates,
    including fees                    $      ---     $      ---    $      ---    $ (37,000)
  Interest income on loans
    to nonaffiliates,
    including fees                         45,000       142,000        20,000       30,000
  Interest-bearing deposits                48,000        30,000        26,000       13,000
  Income from operations of
    real estate owned                     438,000       407,000       225,000      227,000
  Gain on sale of property                112,000           ---        40,000          ---
                                      ------------------------------------------------------
     Total revenue                        643,000       579,000       311,000      233,000

Expenses:
  Provision for possible losses           716,000        43,000       716,000          ---
  Share of losses in unconsolidated
   investees                              310,000           ---       157,000          ---
  Operating expenses from operations
    of real estate owned                  126,000       123,000        64,000       63,000
  Operating expenses from operations
    of real estate owned paid
    to affiliates                          28,000        28,000        15,000       14,000
  Expenses associated with non-operating
    real estate owned                     123,000       153,000        77,000       70,000
  Depreciation expense                     58,000        55,000        29,000       28,000
  Interest expense                        271,000       241,000       132,000      107,000
  General and administrative,
    affiliates                             81,000        87,000        47,000       66,000
  General and administrative,
    nonaffiliates                          45,000        59,000        22,000       30,000
  Mortgage investment servicing fees       25,000        26,000        12,000       13,000
                                      ------------------------------------------------------
  Total expenses                        1,783,000       815,000     1,271,000      391,000
                                      ------------------------------------------------------
  Net loss before minority interest    (1,140,000)     (236,000)     (960,000)    (158,000)

Minority interest                         126,000       209,000       100,000      (14,000)
                                      ------------------------------------------------------
    Net loss                          $(1,014,000)   $  (27,000)   $ (860,000)   $(172,000)
                                      ======================================================
Net loss per limited
  partnership unit                     $   (26.18)   $     (.70)   $   (22.21)   $   (4.44)
                                      ======================================================

                  See accompanying notes to consolidated financial statements

                 CENTENNIAL MORTGAGE INCOME FUND
                      A Limited Partnership

            Consolidated Statement of Partners' Equity
                           (Unaudited)

            For the six months ended June 30, 1995

                         General       Limited   Total Partners'
                         Partners      Partners      Equity
                        ----------------------------------------
Balance at
  December 31, 1994    $  (525,000) $  13,247,000  $  12,722,000

Net loss                       ---     (1,014,000)    (1,014,000)
                        ----------------------------------------
Balance at
  June 30, 1995        $  (525,000) $  12,233,000  $  11,708,000
                        ========================================

   See accompanying notes to consolidated financial statements.

                 CENTENNIAL MORTGAGE INCOME FUND
                      A Limited Partnership

              Consolidated Statements of Cash Flows
                           (Unaudited)

        For the six months ended June 30, 1995 and 1994

                                       1995           1994
                                     -----------------------------
Cash flow from operating activities:
 Net loss                              $ (1,014,000) $    (27,000)
 Adjustments to reconcile net
   loss to cash used in
   operating activities:
  Provision for possible losses             716,000        43,000
  Interest accrued principal on
   loans receivable                          (6,000)          ---
  Depreciation expense                       58,000        55,000
  Minority interest                        (126,000)     (209,000)
  Gain on sale of real estate owned        (112,000)          ---
  Equity in losses of unconsolidated
    investees                               310,000           ---
Changes in assets and liabilities:
 (Increase) decrease in accrued
   interest receivable                       14,000       (16,000)
 Increase in other assets                   (24,000)       (5,000)
 Decrease in accounts payable
   and accrued liabilities                  (16,000)      (29,000)
 Increase in interest and taxes
   payable on real estate owned               2,000        30,000
 Increase in interest and taxes payable
   on real estate owned to affiliates        43,000        23,000
 Decrease in payable to affiliates           (5,000)          ---
 Increase (decrease) in deferred profit         ---       (75,000)
                                    ------------------------------
    Net cash used in operating activities  (160,000)     (210,000)

Cash flows from investing activities:
 Principal collected on loans                12,000       484,000
 Advances on loans to unconsolidated
   investees (note 4)                      (114,000)   (1,259,000)
 Advances on loans to customers              (2,000)      (14,000)
 Proceeds from sale of real
   estate owned                           1,015,000       188,000
 Disbursements on real estate owned             ---       (11,000)
 Short-term investments purchased               ---      (444,000)
                                    ------------------------------
   Net cash provided by (used in)
     operating activities                   911,000    (1,056,000)
Cash flows from financing activities:
  Principal advances on notes payable
    to affiliates                            19,000        22,000
  Principal payments on notes payable           ---        (1,000)
                                   ------------------------------
   Net cash provided by
     financing activities                    19,000        21,000
                                   ------------------------------
   Net increase (decrease) in cash          770,000    (1,245,000)
Beginning cash and cash equivalents       2,267,000     3,279,000
                                   ------------------------------
Ending cash and cash equivalents       $  3,037,000  $  2,034,000
                                   ==============================

   See accompanying notes to consolidated financial statements.

              Consolidated Statements of Cash Flows
                           (Unaudited)
                           (Continued)

        For the six months ended June 30, 1995 and 1994

                                       1995            1994
                                     -----------------------------
Supplemental schedule of cash
 flow information:
 Cash paid during the six months for:
  Interest                             $    200,000    $    199,000
Supplemental schedule of noncash
 investing and financing activities:
 Decrease in real estate owned and
   related allowance for losses
   resulting from partial writedown
   of property upon transfer of
   ownership                           $        ---    $    752,000
 Decrease in real estate owned through
   transfer of ownership                        ---       2,543,000
 Decrease in allowance for losses
   resulting from partial chargeoff of
   real estate owned upon transfer
   of ownership                                 ---         709,000
 Decrease in notes payable through
   transfer of ownership                        ---         655,000
 Decrease in interest and taxes
   payable on real estate owned through
   transfer of ownership                        ---       122,000
 Increase in real estate loans from affiliates
   through transfer of ownership                ---     1,057,000
 Decrease in real estate owned and notes
   payable to affiliates due to retroactive
   reduction in note balance                    ---       120,000

   See accompanying notes to consolidated financial statements.

                 CENTENNIAL MORTGAGE INCOME FUND
                      A Limited Partnership

           Notes to Consolidated Financial Statements
                           (Unaudited)

                     June 30, 1995 and 1994

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

(2)  BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the six months ended June 30, 1995 and 1994 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

Information pertaining to the six months ended June 30, 1995 and 1994 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

The condensed consolidated financial statements do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Notes to consolidated financial statements included in Form 10-K for the year ended December 31, 1994 on file with the Securities and Exchange Commission, provide additional disclosures and a further description of accounting policies.

NET LOSS PER LIMITED PARTNERSHIP UNIT

Net loss per limited partnership unit for financial statement purposes was based on the weighted average number of limited partnership units outstanding of 38,729 for all periods presented.

IMPAIRED LOANS

Effective January 1, 1995, the Partnership adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 18"). Under SFAS 114 a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e. both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. SFAS 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. Although the adoption of SFAS 114, as amended by SFAS 118, had no material impact on the Partnership's consolidated financial statements pursuant to the provisions of SFAS 114 the Partnership reclassified a loan formerly classified as insubstance foreclosure to impaired loans receivable. The Partnership's existing policy of measuring loan impairment is consistent with methods prescribed in these standards.

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

At June 30, 1995, the carrying value of loans that are considered to be impaired under SFAS 114 totaled $2,092,000 (of which $2,092,000 were on nonaccrual status). At June 30, 1995, the allowance for possible loan losses determined in accordance with the provisions of SFAS 114, related to loans considered to be impaired under SFAS 114 totaled $952,000. There were two loans considered impaired under SFAS 114 for which there is no related allowance for possible loan losses at June 30, 1995. The two loans receivable are recorded with a corresponding deferred profit liability of $559,000. There was a $1,000 investment in impaired loans during the six months ended June 30, 1995. For the six months ended June 30, 1995, the Partnership recognized interest income on those impaired loans of $19,000. There was no interest income recognized using the cash basis method of income during the six months ended June 30, 1995.

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

(3)  REAL ESTATE OWNED

Real estate owned consists of the following:
                                        (dollars in thousands)
                                        June 30,   December 31,
                                           1995         1994
                                     --------------------------
1. Shopping center in Upland, CA         $    5,096    $   5,096
2. 19 acres in Sacramento, CA                 2,571        2,571
3. Auto retail center in Corona, CA           2,579        2,579
4. 23 acres in Riverside, CA                  1,012        1,012
5. 7 condominiums in Oxnard, CA               1,870        2,385
6. 55 percent interest in an office
    building in Sacramento, CA                  ---          589
                                          -----------------------
Subtotal                                     13,128       14,232

Less accumulated depreciation                   465          412
                                          -----------------------
Total real estate owned                  $   12,663    $  13,820
                                          =======================

Property No. 5 has been accounted for as insubstance foreclosure, the Partnership has possession of the property; however, the Partnership does not currently hold legal title to this property.

(4)  TRANSACTIONS WITH AFFILIATES

CMIF, Inc., an affiliate of the general partners, and Centennial Corporation, are entitled to receive from the Partnership, mortgage investment servicing fees for loans serviced equal to an annual rate of 1/4 of 1 percent of the committed amount to be funded by the Partnership. The Partnership incurred $25,000 and $12,000 of mortgage investment servicing fees for the six and three months ended June 30, 1995 and 1994, payable to CMIF, Inc. and Centennial Corporation.

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

The Partnership holds 50 percent of the outstanding capital stock of LCR Devleopment, Inc., ("LCR"). The balance of outstanding capital stock of LCR is owned by Centennial Mortgage Income Fund II, ("CMIF II"), an affiliate. The Partnership holds a $1,250,000 note and holds a 50 percent participation in a $2,755,000 note, both due from LCR. The Partnership's share of the $2,755,000 note at June 30, 1995 is $1,363,000 and the Partnership had applied $266,000 of cumulative losses from unconsolidated investees against the carrying value of the note as of that same date. The Partnership has not accrued its share of interest on these notes which was appriximately $367,000 as of June 30, 1995.

LCR has been evaluating various alternative strategies for liquidating its investment in the 179 lots in Lancaster ranging from the sale of the lots in their present condition to a full-scale buildout and sale of single-family homes at the project. During late 1993 and through 1994, LCR had numerous discussions with several independent real estate brokers and home-building companies to assist it in determining its best alternatives for the project. After these discussions, LCR determined that its best course of action appeared to be the full-scale buildout and sale of single-family homes since the market for finished lots had fallen so precipitously. In late 1993, discussions with one home builder advanced to the point of a draft joint venture agreement, whereby the home builder was to build and sell homes at the project and obtain construction financing. Under this draft joint venture agreement, LCR was to complete improvements to the lots, pay all developer fees at an estimated cost of $12,619 per lot and then contribute finished lots to the joint venture in exchange for an initial capital contribution credit of $32,000 per lot. The home builder was to obtain construction financing and supervise the construction and sale of single family homes at the project. The home builder was to be reimbursed for all onsite costs of construction and marketing of the project and receive an overhead fee equal to 3% of all sales revenues. After these costs had been paid, LCR was to receive distributions from the joint venture equal its $32,000 initial capital contribution. Subsequent to the return of LCR's initial capital contribution, the joint venture partner was to receive distributions equal to $5,000 of the first $7,000 in profits. Thereafter, LCR and the joint venture partner would split profits and distributions equally. At the time LCR was conducting its negotiations with this home builder, it did not have the financial resources to build homes at the project without additional funds. Thus, the ability of the independent home builder to obtain construction financing was the principal reason for utilizing a third party to construct the homes. The joint venture negotiations were terminated when the home builder insisted on managerial control of the joint venture, which would have been in violation of paragraph 10.9 of the Partnership Agreement of the Partnership.

Subsequent to the termination of the joint venture negotiations discussed, LCR has obtained construction financing commitments from CMIF II and the Partnership. LCR has entered into a joint venture agreement with Home Devco, Inc., ("Home Devco"), an affiliate of the general partners to construct and sell single-family homes at the project. This new joint venture agreement includes substantially the same terms as the draft joint venture discussed above except that: i) the contribution value per lot has been adjusted from $32,000 to $19,381 in order to reflect the fact that the joint venture rather than LCR will now be responsible for paying the $12,619 in estimated costs; ii) Home Devco will not obtain construction financing for the project; and iii) Home Devco will not receive any priority interest in profits after LCR has received the equivalent of $19,381 in distributions per lot contributed to the joint venture but rather will receive only a 50 percent interest in profits and distributions from the joint venture. LCR's cost basis of lots contributed to the joint venture was approxmately $19,810. Management believes that the market value of finished lots in Lancaster has fallen since the original joint venture was negotiated and that the new joint venture agreement with Home Devco is on more favorable terms to LCR than could now be obtained with an independent home builder. The new joint venture began constructing a model home complex at the project in June 1995.

The consolidated balance sheet and statement of operations of LCR Development, Inc. have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for LCR at June 30, 1995 and for the six months ended June 30, 1995:

                      LCR DEVELOPMENT, INC.
                   CONSOLIDATED BALANCE SHEET
         Assets                                    June 30,
                                                      1995
                                             ------------------
Cash                                            $        2,000
Real property                                        3,999,000
Organization costs                                       2,000
                                             ------------------
                                                $    4,003,000
                                             ==================


    Liabilities and Stockholders' Deficit

Notes payable to affiliates                        $   4,005,000
Interest and taxes payable
 on real estate owned                                    532,000
                                                  ---------------
  Total liabilities                                    4,537,000

Stockholders' deficit                                   (534,000)
                                                  ---------------
                                                   $   4,003,000
                                                  ===============

                      LCR DEVELOPMENT, INC.
             CONSOLIDATED STATEMENT OF OPERATIONS
                                                   Six months
                                                      ended
                                                 June 30, 1995
                                               ------------------
Provision for losses on real
  estate investments                            $     220,000
                                               ------------------
Net loss                                        $     220,000
                                               ==================

The Partnership holds 50 percent of the outstanding capital stock of BKS Development, Inc., ("BKS"). The balance of outstanding capital stock of BKS is also owned by CMIF II. The Partnership holds a 50 percent participation in a $3,894,000 note due from BKS. The Partnership's share of the note receivable at June 30, 1995 is $1,946,000 and the Partnership had applied $449,000 of cumulative losses from unconsolidated investees against the carrying value of the note as of that same date.

The balance sheet and statement of operations of BKS have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for BKS at June 30, 1995 and for the six months ended June 30, 1995:

                      BKS DEVELOPMENT, INC.
                          BALANCE SHEET

      Assets                                       June 30,
                                                     1995
                                          -------------------
Cash                                       $          1,000
Real property                                     5,199,000
                                          -------------------
                                           $      5,200,000
                                          ===================

      Liabilities and Stockholders' Deficit        June 30,
                                                     1995
                                          -------------------
Bonds payable                              $        899,000
Notes payable to affiliates                       3,893,000
Interest and property taxes
  payable on real property                        1,307,000
                                           -----------------
Total liabilities                                 6,099,000

Stockholders' deficit                              (899,000)
                                           ------------------
                                           $      5,200,000
                                           ==================

                      BKS DEVELOPMENT, INC.
                     STATEMENT OF OPERATIONS
                                                Six months
                                                   ended
                                                June 30, 1995
                                               -----------------
Provision for losses on real
  estate investments                           $     346,000
Property taxes                                        54,000
                                               -----------------
Net loss                                       $     400,000
                                               =================

The Partnership owns an interest in Grand Plaza Auto Retail, Inc., the corporation which owns the auto retail center in Corona, California jointly with an affiliated entity, Centennial Mortgage Income Fund III ("CMIF III"). At June 30, 1995, the ownership percentages are 86.7 for the Partnership and 13.3 for CMIF III.
The assets and liabilities of this corporation have been consolidated in the accompanying consolidated financial statements. Notes payable and interest and taxes payable on real estate owend to affiliates includes $477,000 and $457,000 at June 30, 1995 and December 31, 1994, respectively, and the Partnership had cumulatively applied $330,000 and $247,000 of minority interest from this corporate joint venture against the note payable to affiliates balance as of the same dates. The notes payable to affiliates balance reflects CMIF III's share of a note payable by the corporation to the Partnership and CMIF III. The note bears interest at 14 percent fixed and matures October 1, 1995.

The Partnership owns an interest in BNN Development, Inc., the corporation which owns the 19 acres in Sacramento, California jointly with an affiliated entity, CMIF III. At June 30, 1995, the ownership percentages are 86.25 for the Partnership and 13.75 for CMIF III. The assets and liabilities of this corporation have been consolidated in the accompanying consolidated financial statements. Notes payable and interest and taxes payable on real estate owned to affiliates includes $413,000 and $373,000 at June 30, 1995 and December 31, 1994, respectively, and the Partnership had cumulatively applied $308,000 and $267,000 of minority interest from this corporate venture against the note payable to affiliates balance as of the same dates. The notes payable to affiliates balance reflects CMIF III's share of a note payable by the corporation to the Partnership and CMIF III. The note bears interest at 15 percent fixed and matures November 1, 1995.


(5)  NOTES PAYABLE

Notes payable consist of the following:
                                        (dollars in thousands)
                                       June 30,     December 31,
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

CENTENNIAL MORTGAGE INCOME FUND                      JUNE 30, 1995

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Partnership had net losses and losses per limited partnership unit of $(1,014,000) and $(26.18), and $(860,000) and $(22.21),
for the six and three months ended June 30, 995 and $(27,000) and $(.70), and $(172,000) and $(4.44), for the six and three months ended June 30, 1994. The increase in losses from June 30, 1994 to June 30, 1995 is primarily the result of an increase in the provision for possible losses and share of losses in unconsolidated investees.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1995, the Partnership had $3,037,000 in cash and interest-bearing deposits, and had performing loans with maturities of less than one year totaling $48,000. The Partnership had no unfunded loan commitments at June 30, 1995. Sources of funds are expected to be from the sale of real estate owned, future operations of real estate owned and payoffs of existing loans. The Partnership funded disbursements on loans to affiliates and customers during the first half of 1995 totaling $116,000 and received payoffs and paydowns on loans totaling $12,000. During the first half of 1995, the Partnership received proceeds from the sale of real estate owned of $1,015,000.

The Partnership's notes payable commitments consist of interest and non-balloon principal payments due of approximately $200,000 payable in 1995 which does not include payments on the notes secured by the 23 acres in Riverside. In addition to the note payable commitments, the Partnership's principal capital requirements include: (i) real property taxes on real estate owned of approximately $114,000 payable and delinquent in 1995 and (ii) selling, general and administrative costs. These commitments are expected to be made from existing cash reserves, future loan payoffs and the sale of real estate owned.

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

RESULTS OF OPERATIONS

Due to the downturn in the real estate industry in California and its impact on the Partnership's borrowers, most of the Partnership's loans have become non-performing and/or real estate owned. As a result, interest income on loans to non-affiliates continues to decline. Interest income on loans to affiliates, including fees decreased to $45,000 and $20,000 for the six and three months ended June 30, 1995 from $142,000 and $30,000 for the six and three months ended June 30, 1994. The decrease in interest income on loans from 1994 to 1995 is due to a decrease in performing loans and the receipt of a one time equity participation of $75,000 received in 1994 for which there was no comparable receipt in 1995.

The outstanding principal balance of loans on nonaccrual at June 30, 1995 totaled $2,092,000 as compared with $1,787,000 at June
30, 1994. Loans on "nonaccrual" refers to loans upon which the Partnership is no longer accruing interest. Management's policy is to cease accruing interest on loans when interest and/or principal repayments become 90 days past due. Had interest accrued throughout the first half of 1995 and 1994 on the nonaccrual loans, interest income would have been approximately $197,000 and $129,000 higher than was actually reported for those periods.

The real estate owned balance at June 30, 1995 and 1994 was $12,663,000 and $18,355,000, respectively.

The following sections entitled Nonaccrual and Nonperforming Loans and Real Estate Owned provide a detailed analysis of these assets.

NONACCRUAL AND NONPERFORMING LOANS

Loans on nonaccrual and nonperforming status at June 30, 1995 are summarized below:

During 1988, the Partnership recorded an equity participation note with an original committed amount of $350,000 secured by a second trust deed on a 160-unit apartment complex in Riverside, California. The loan is on nonaccrual due to past due interest. The complex is 82 percent leased and due to low rental rates and slow payments, the first trust deed holder filed a notice of default on April 12, 1995. The principal balance and nonaccrued interest at June 30, 1995 are $270,000, and $55,000, respectively.

During 1992, funds were provided for a workout loan secured by a third trust deed on a mini-storage facility in Citrus Heights, California, with a committed amount of $792,000. The loan paid off the Partnership's existing loan secured by a second trust deed, allowed the recordation of new debt secured by a first and second trust deed which reduced the senior debt by $677,000, paid a portion of the loan secured by the existing first trust deed and provided additional funds for tenant improvements to enlarge the facility. During 1994, the borrower asked for a partial deferral of interest payable for one year due to economic conditions. Management agreed and placed the deferred interest on nonaccrual. This loan has not matured and management is working on a restructure of this debt. The principal balance, accrued and nonaccrued interest at June 30, 1995 are $758,000, $3,000 and $153,000, respectively.

During 1994, the Partnership renegotiated an equity participation note with an original committed amount of $374,000 secured by a second deed of trust on a 32,431 square foot shopping center in Corona, California. The loan provides for interest due to be payable at loan maturity; however, due to the amount of the senior debt and the decrease in land values, the Partnership has placed the loan on nonaccrual. The principal balance and nonaccrued interest at June 30, 1995 are $312,000 and $52,000 respectively.

During 1991, the Partnership sold a pad on an existing piece of real estate owned in Corona, California and carried back financing in the amount of $600,000. The Partnership's share of the loan is 77 percent. Due to the loss of the major tenant, the borrower has been unable to make monthly interest payments. Management has worked out a forbearance agreement with the borrower for net cash flow monthly payments. The remaining interest due has been placed on nonaccrual. The principal balance, accrued and nonaccrued interest at June 30, 1995 are $460,000, $23,000 and $50,000 respectively.

During 1989, the Partnership funded a loan with an original committed amount of $343,000 to provide land development financing. The loan matured June 1, 1993 and the borrower was unable to make interest payments or pay off the loan. The Partnership classified the loan as an insubstance foreclosure at December 31, 1993. Given the depressed value of the property and the amount of the delinquent bonds and taxes, the Partnership has been negotiating with the borrower in an attempt to discount the note to facilitate a sale or have the borrower deed the property to the Partnership. Should the negotiations not be completed and the property be lost to a tax sale, management has established an allowance for losses sufficient to cover the Partnership's equity in the property. The principal balance and nonaccrual interest at June 30, 1995 are $292,000 and $96,000, respectively.

Real Estate Owned

A description of the Partnership's real estate owned and loans classified as insubstance foreclosure follows:

Shopping Center in Upland, California

During the third quarter of 1988, the Partnership foreclosed on a loan secured by this project. The Partnership originally committed $5,600,000 for the rehabilitation of a 33,327 square foot retail center and construction of an automotive service facility in Upland, California. Cost overruns and construction delays prevented the borrower from selling the project and thereby performing on the loan. A pad was sold in 1989 which resulted in a net paydown of $323,000. The property generated net operating income before debt service of $218,000 during the first half of 1995 and its carrying value was $4,632,000 at June 30, 1995. The property is currently 73 percent leased. The property is encumbered by a note of $2,469,000, secured by a first trust deed on the property. The Partnership is now marketing this property for sale.

19 Acres in Sacramento, California

During the third quarter of 1991, the Partnership took a deed in lieu of foreclosure on a second trust deed and renegotiated the first trust deed secured by 20 acres of undeveloped land in Sacramento, California. The principal and nonaccrued interest balances at foreclosure totaled $1,595,000. The Partnership paid down the first trust deed approximately $1,080,000 and executed a $900,000 12 percent fixed rate note payable to the original first trust deed holder, which is secured by a new first trust deed on the property. The note requires monthly interest-only payments and the balance is due September 1, 1996. The Partnership continues to finalize the entitlement processing, flood issues and provide for utility services for the property. As economic conditions rebound in California, and the demand for development land in the area returns, the Partnership intends to list the property for sale. At June 30, 1995, the carrying value of this asset was $2,571,000.

Auto Retail Center in Corona, California

During 1988, the Partnership funded a loan with an original committed amount of $3,313,000 for the purpose of constructing a 39,185 square foot auto/retail center in Corona, California. The loan matured on September 1, 1989. The borrower defaulted under a forbearance agreement and the Partnership filed a notice of default on December 14, 1990. The borrower filed for bankruptcy on February 15, 1991. A pad was sold during April 1991 resulting in the Partnership receiving a net paydown of $249,000. The Partnership provided financing to the purchaser. The Partnership took a grant deed on the property through the Bankruptcy Courts in December 1991. The subject center is 100 percent completed and 76 percent leased. The property generated net operating income of $66,000 during the first half of 1995 and the Partnership continues to manage the property while occupancy stabilizes and rental rates increase. The center is being marketed for sale. The carrying value at June 30, 1995 is $2,578,000.

23 Acres in Riverside, California

The Partnership took a grant deed in consideration of its note secured by a third trust deed on the property during the second quarter of 1992 and paid off the second deed of trust. The carrying value at June 30, 1995 is $1,012,000. The property is encumbered by a 13.75 percent fixed rate note payable secured by a first trust deed of $650,000 payable to another financial institution which matured August 1, 1992. During 1993 and 1994, management has attempted to negotiate with the FDIC as successor to the financial institution to payoff or restructure the terms of the note secured by the first trust deed and was not successful resulting in the FDIC commencing foreclosure proceedings on the property. Throughout the two year period, the land values have continued to decline and lot improvement costs have significantly increased. Management has agreed to allow the lender to complete this foreclosure and has established an allowance for losses sufficient to cover the loss which will be incurred as a result of the foreclosure of this property.

7 Condominiums in Oxnard, California

During 1990, the Partnership funded a loan secured by a first trust deed with an original committed amount of $3,000,000 for the construction of 12 condominiums in Oxnard, California. The Partnership recorded an insubstance foreclosure on these 12 condominiums. The borrower signed over control to the second trust deed holder in December 1992, and the second trust deed holder, an affiliate, has now abandoned the property. The condominiums are located adjacent to the beach. The values of beach front property have been hard hit in the local market due to the excess supply of these types of properties. The Partnership has declined to assume any of the original builder's liabilities which would be required should the Partnership accept a deed in lieu of foreclosure on the property. However, the Partnership does receive 100 percent of all sales proceeds net of selling costs. As of June 30, 1995, the Partnership had sold five condominiums and is attempting to sell the remaining units. The carrying value at June 30, 1995 is $1,870,000. Gain on sale of the condominiums recorded in 1995 was $57,000.

Office Building in Sacramento, California

During the third quarter of 1994, the Partnership foreclosed on the loan secured by a first trust deed on an office building in Sacramento. The Partnership's $700,000 loan secured by a second trust deed on the office building was foreclosed out and charged off. An additional 10 percent interest was purchased at a discount by the Partnership from a participant in the fourth quarter of 1994 increasing its interest to 55 percent. Management hired a leasing agent to increase occupancy in the building and subsequently accepted an offer on the property. The property closed escrow in January, 1995 with a total sales price of $1,150,000 and gain of $55,000.

INTEREST ON INTEREST-BEARING DEPOSITS

Interest on interest-bearing deposits totaled $48,000 and $26,000 for the six and three months ended June 30, 1995 and $30,000 and $13,000 for the six and three months ended June 30, 1994, respectively. Interest on interest-bearing deposits is principally due to increased cash balances for the six months ended June 30, 1995.

INCOME FROM OPERATIONS OF REAL ESTATE OWNED

Income from operations of real estate owned consists of operating revenues of $438,000 and $225,000 for the six and three months ended June 30, 1995 and $407,000 and $227,000 for the six and three months ended June 30, 1994, respectively. These revenues are from the Upland shopping center and the auto retail center in Corona, California.

PROVISION FOR POSSIBLE LOSSES

The provision for possible losses was $716,000 the six and three months ended June 30, 1994. The provision for possible losses was $43,000 for the six months ended June 30, 1994. There was no provision for losses for the three months ended June 30, 1994. The 1995 provision relates primarily to the shopping center in Upland and the auto retail center in Corona. The 1994 provision relates primarily to the loan secured by a third trust deed on a mini-storage facility in Citrus Heights. The provision for possible losses results from the change in the allowance for possible losses and the allowance for possible losses on real estate owned net of charge-offs, if any. Management believes that the allowance for possible losses at June 30, 1995 is adequate to absorb the known and inherent risk in the Partnership's loan and real estate owned portfolio.

SHARE OF LOSSES IN UNCONSOLIDATED INVESTEES

The Partnership has invested in corporations in which it has less than a majority ownership. The Partnership's share of losses in these unconsolidated investees was $310,000 and $157,000 for the six and three months ended June 30, 1995. There were no comparable expenses for the six and three months ended June 30, 1994. The share of losses consist primarily of provisions for losses on real estate investments related to the 179 lots in Lancaster owned by LCR and the 283 acres in Bakersfield owned by BKS.

OTHER EXPENSES

Operating expenses from operations of real estate owned were $126,000 and $64,000 for the six and three months ended June 30, 1995 and $123,000 and $63,000 for the six and three months ended
June 30, 1994, respectively. The expenses were associated with the Upland shopping center and the auto retail center in Corona.

Operating expenses from operations of real estate owned paid to affiliates were $28,000 and $15,000 for the six and three months ended June 30, 1995 and $28,000 and $14,000 for the six and three months ended June 30, 1994, respectively. The operating expenses consist of property management fees paid to an affiliate.

Expenses associated with non-operating real estate owned were $123,000 and $77,000 for the six and three months ended June 30, 1995 and $153,000 and $70,000 for the six and three months ended
June 30, 1994, respectively.   The 1995 expenses relate to the 19
acres in Sacramento, the condominiums in Oxnard, and the 23 acres in Riverside. The decrease for 1995 is due to a decrease in expenses for BKS.

Depreciation and amortization expense was $58,000 and $29,000 for the six and three months ended June 30, 1995 and $55,000 and $28,000 for the six and three months ended June 30, 1994. The depreciation relates to the Upland shopping center and tenant improvements for the auto retail center in Corona.

Interest expense was $271,000 and $132,000 for the six and three months ended June 30, 1995 and $241,000 and $107,000 for the six
and three months ended June 30, 1994, respectively.   The interest
expense relates to the Upland shopping center and the 19 acres in Sacramento, California.

General and administrative expenses, affiliates totaled $81,000 and $47,000 for the six and three months ended June 30, 1995 and $87,000 and $66,000 for the six and three months ended June 30, 1994, respectively. These expenses are primarily salary allocation reimbursements paid to affiliates.

General and administrative expenses, nonaffiliates totaled $45,000 and $22,000 for the six and three months ended June 30, 1995 and $59,000 and $30,000 for the six and three months ended June 30, 1994, respectively. These expenses consist of other costs associated with the administration of the Partnership.

Mortgage investment servicing fees for the same periods totaled $25,000 and $12,000 for the six and three months ended June 30, 1995 and $26,000 and $13,000 six the six and three months ended June 30, 1994. This consists of fees paid to CMIF, Inc., an affiliate of the general partners and Centennial Corporation, for servicing the Partnership's loan and real estate owned portfolio.

CENTENNIAL MORTGAGE INCOME FUND                      JUNE 30, 1995



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



CENTENNIAL MORTGAGE INCOME FUND,
A California Limited Partnership




By:  /s/Ronald R. White                            August 14, 1995
     Ronald R. White                               Date
     General Partner






By:  /s/John B. Joseph                             August 14, 1995
     John B. Joseph                                Date
     General Partner






By:  CENTENNIAL CORPORATION
     General Partner




     /s/Joel H. Miner                              August 14, 1995
     Joel H. Miner                                 Date
     Chief Financial Officer