Form 10-Q
period 1995-09-30
CENTENNIAL MORTGAGE INCOME FUND
filed 1995-11-14
CIK 736980

                              PART 1

ITEM I.  FINANCIAL STATEMENTS

                 CENTENNIAL MORTGAGE INCOME FUND
                      A Limited Partnership

                   Consolidated Balance Sheets
                           (Unaudited)

     Assets                            September 30,    December
31,
                                         1995               1994
                                       ----------------------------
Cash and cash equivalents               $  2,840,000   $  2,267,000

Real estate loans receivable, earning        262,000        282,000
Real estate loans receivable, nonearning   2,092,000      2,319,000
Real estate loans receivable from
 unconsolidated investees (note 4)           529,000        194,000
Real estate loans receivable from
 unconsolidated investees, nonearning
 (note 4)                                  3,375,000      3,846,000
                                       ----------------------------
                                           6,258,000      6,641,000

 Less allowance for possible loan losses     957,000      1,157,000
                                       ----------------------------
       Net real estate loans receivable    5,301,000      5,484,000

Real estate owned, net,
 held for sale (note 3)                   10,783,000     11,435,000
Real estate owned, insubstance
 foreclosed (note 3)                       1,870,000      2,385,000
                                       ----------------------------
                                          12,653,000     13,820,000

 Less allowance for possible losses on
   real estate owned                       4,494,000      4,013,000
                                       ----------------------------
       Net real estate owned               8,159,000      9,807,000

Accrued interest receivable                   23,000         42,000
Other assets, net                            105,000         88,000
                                       ----------------------------
                                        $ 16,428,000   $ 17,688,000
                                       ============================

   See accompanying notes to consolidated financial statements

                 CENTENNIAL MORTGAGE INCOME FUND
                      A Limited Partnership

                   Consolidated Balance Sheets
                           (Unaudited)
                           (Continued)

                                      September 30,    December 31,
  LIABILITIES AND PARTNERS' EQUITY         1995           1994
                                    -------------------------------
Notes payable (note 5)                 $  4,010,000    $ 4,019,000
Notes payable to affiliates                  94,000        144,000
Accounts payable and accrued liabilities     55,000         55,000
Interest payable to affiliate on
 notes secured by real estate                61,000          8,000
Interest payable to affiliates on notes
 secured by real estate                     149,000        172,000
Payable to affiliates                         3,000          9,000
Deferred profit on equity participation     559,000        559,000
                                        --------------------------
     Total liabilities                    4,931,000      4,966,000

Partners' equity (deficit) -- 38,729
 limited partnership units outstanding as
 of September 30, 1995 and December 31, 1994
     General partners                      (525,000)      (525,000)
     Limited partners                    12,072,000     13,247,000
                                      ----------------------------
     Total partners' equity              11,497,000     12,722,000

Contingencies (note 6)
                                      ----------------------------
                                        $ 16,428,000  $ 17,688,000
                                      ============================

   See accompanying notes to consolidated financial statements














                                CENTENNIAL MORTGAGE INCOME FUND
                                     A Limited Partnership

                             Consolidated Statements of Operations
                                         (Unaudited)

                                        Nine Months
  Three Months
                                      Ended September 30,
Ended September 30,
                                      1995          1994
1995          1994

------------------------------------------------------
Revenue:
  Interest income on loans
    to nonaffiliates,
    including fees                    $    64,000    $  164,000
$   19,000    $  22,000
  Interest income on loans to
    affiliates, including fees             26,000           ---
    26,000          ---
  Interest-bearing deposits                76,000        47,000
    28,000       17,000
  Income from operations of
    real estate owned                     625,000       609,000
   187,000      202,000
  Gain on sale of property                113,000           ---
     1,000          ---

------------------------------------------------------
     Total revenue                        904,000       820,000
   261,000      241,000

Expenses:
  Provision for possible losses           716,000       289,000
       ---      246,000
  Share of losses in unconsolidated
   investees                              472,000           ---
   162,000          ---
  Operating expenses from operations
    of real estate owned                  196,000       195,000
    70,000       72,000
  Operating expenses from operations
    of real estate owned paid
    to affiliates                          41,000        42,000
    13,000       14,000
  Expenses associated with non-operating
    real estate owned                     176,000       164,000
    53,000       11,000
  Depreciation and amortization expense    87,000        83,000
    29,000       28,000


                                CENTENNIAL MORTGAGE INCOME FUND
                                     A Limited Partnership

                             Consolidated Statements of Operations
                                         (Unaudited)
                                         (Continued)


                                        Nine Months
  Three Months
                                      Ended September 30,
Ended September 30,
                                      1995          1994
1995          1994

------------------------------------------------------
 Interest expense                         360,000       371,000
    89,000      130,000
 General and administrative,
   affiliates                             126,000       136,000
    45,000       49,000
 General and administrative,
   nonaffiliates                           64,000        81,000
    19,000       22,000
 Mortgage investment servicing fees,
   affiliates                              37,000        39,000
    12,000       13,000

------------------------------------------------------
 Total expenses                         2,275,000     1,400,000
   492,000      585,000

------------------------------------------------------
 Net loss before minority interest     (1,371,000)     (580,000)
  (231,000)    (344,000)

Minority interest share of losses         146,000       233,000
    20,000       24,000

------------------------------------------------------
   Net loss                           $(1,225,000)   $ (347,000)
$ (211,000)   $(320,000)

======================================================
Net loss per limited
  partnership unit                    $    (31.63)   $    (8.96)
$    (5.45)   $   (8.26)

======================================================

                  See accompanying notes to consolidated financial statements

                 CENTENNIAL MORTGAGE INCOME FUND
                      A Limited Partnership

            Consolidated Statement of Partners' Equity
                           (Unaudited)

            For the nine months ended September 30, 1995

                         General       Limited   Total Partners'
                         Partners      Partners      Equity
                        ----------------------------------------
Balance at
  December 31, 1994    $  (525,000) $  13,247,000  $  12,722,000

Net loss                       ---     (1,225,000)    (1,225,000)
                        ----------------------------------------
Balance at
  September 30, 1995   $  (525,000) $  12,022,000  $  11,497,000
                        ========================================

   See accompanying notes to consolidated financial statements.

                 CENTENNIAL MORTGAGE INCOME FUND
                      A Limited Partnership

              Consolidated Statements of Cash Flows
                           (Unaudited)

        For the nine months ended September 30, 1995 and 1994

                                               1995
1994

--------------------------------
Cash flow from operating activities:
 Net loss                                  $ (1,225,000)   $
(347,000)
 Adjustments to reconcile net
   loss to cash used in
   operating activities:
  Provision for possible losses                 716,000
289,000
  Interest accrued principal on
   loans receivable                              (6,000)
 ---
  Depreciation and amortization expense          87,000
83,000
  Minority interest                             (96,000)
(233,000)
  Gain on sale of real estate owned            (113,000)
 ---
  Equity in losses of unconsolidated
    investees                                   472,000
 ---
Changes in assets and liabilities:
 (Increase) decrease in accrued
   interest receivable                           19,000
(20,000)
 Increase in other assets                       (25,000)
(28,000)
 Decrease in accounts payable
   and accrued liabilities                          ---
(36,000)
 Increase in interest and taxes
   payable on real estate owned                  53,000
 ---
 Increase (decrease) in interest payable to
   affiliates on notes secured by real estate   (23,000)
41,000
 Decrease in payable to affiliates               (6,000)
 ---
 Decrease in deferred profit                        ---
(75,000)

--------------------------------
    Net cash used in operating activities      (147,000)
(326,000)

Cash flows from investing activities:
 Principal collected on loans                    22,000
492,000
 Advances on loans to customers                  (3,000)
(162,000)
 Advances on loans to unconsolidated
   investees (note 4)                          (335,000)
(1,290,000)
 Proceeds from sale of real
   estate owned                               1,015,000
681,000
 Disbursements on real estate owned             (16,000)
(194,000)

--------------------------------
   Net cash provided by (used in)
     investing activities                       683,000
(473,000)

                 CENTENNIAL MORTGAGE INCOME FUND
                      A Limited Partnership

              Consolidated Statements of Cash Flows
                           (Unaudited)
                           (Continued)

        For the nine months ended September 30, 1995 and 1994

                                               1995
1994

--------------------------------
Cash flows from financing activities:
  Principal payments on notes payable       $    (9,000)    $
(3,000)
  Advances on notes payable to affiliates        46,000
27,000

--------------------------------
   Net cash used in
     financing activities                        37,000
24,000

--------------------------------
   Net increase (decrease) in cash              573,000
(775,000)
Beginning cash and cash equivalents           2,267,000
3,279,000

--------------------------------
Ending cash and cash equivalents           $  2,840,000    $
2,504,000

================================

   See accompanying notes to consolidated financial statements.

                 CENTENNIAL MORTGAGE INCOME FUND
                      A Limited Partnership


              Consolidated Statements of Cash Flows
                           (Unaudited)
                           (Continued)

        For the nine months ended September 30, 1995 and 1994

                                       1995            1994
                                     -----------------------------
Supplemental schedule of cash
 flow information:
 Cash paid during the nine months for:
  Interest                             $    292,000    $    307,000
Supplemental schedule of noncash
 investing and financing activities:
 Decrease in real estate owned and
   related allowance for losses
   resulting from partial writedown
   of property upon transfer of
   ownership                           $        ---    $    752,000
 Decrease in real estate owned through
   transfer of ownership                        ---       6,443,000
 Decrease in allowance for losses
   resulting from partial chargeoff of
   real estate owned upon transfer
   of ownership                                 ---       2,009,000
 Decrease in notes payable through
   transfer of ownership                        ---       1,104,000
 Decrease in interest and taxes
   payable on real estate owned through
   transfer of ownership                        ---         326,000
 Increase in real estate loans from affiliates
   through transfer of ownership                ---       3,004,000
 Decrease in real estate owned and notes
   payable to affiliates due to retroactive
   reduction in note balance                    ---         120,000
 Decrease in loans receivable and related
   allowance for losses resulting from
   chargeoff of loan receivable             233,000             ---



   See accompanying notes to consolidated financial statements.

                 CENTENNIAL MORTGAGE INCOME FUND
                      A Limited Partnership

           Notes to Consolidated Financial Statements
                           (Unaudited)

                     September 30, 1995 and 1994

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

Management believes that the real estate industry in California continues to stabilize. However, due to the long-term recession and falling real estate values, many of the Partnership's loans became delinquent and management of the Partnership elected to foreclose, thereby increasing real estate owned balances. Nearly all of the Partnership's performing loans have now been repaid. As a result, the Partnership has become a direct investor in real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell this real estate owned.

As required by the Partnership Agreement, the Partnership is currently in the repayment stage, and as a result, cash proceeds from mortgage investments are no longer available for reinvestment.

(2)  BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the nine months ended September 30, 1995 and 1994 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

Information pertaining to the nine months ended September 30, 1995 and 1994 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

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

IMPAIRED LOANS

Effective January 1, 1995, the Partnership adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"). Under SFAS 114 a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e. both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. SFAS 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. Although the adoption of SFAS 114, as amended by SFAS 118, had no material impact on the Partnership's consolidated financial statements pursuant to the provisions of SFAS 114 the Partnership reclassified a loan formerly classified as insubstance foreclosure to impaired loans receivable. The Partnership's existing policy of measuring loan impairment is consistent with methods prescribed in these standards.

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

At September 30, 1995, the carrying value of loans that are considered to be impaired under SFAS 114 totaled $5,467,000 (of which $5,467,000 were on nonaccrual status). At September 30, 1995, the allowance for possible loan losses determined in accordance with the provisions of SFAS 114, related to loans considered to be impaired under SFAS 114 totaled $952,000. There were four loans considered impaired under SFAS 114 for which there is no related allowance for possible loan losses at September 30, 1995. Two of the loans receivable are recorded with a corresponding deferred profit liability and reserves of $656,000. There was a $1,000 investment in impaired loans during the nine months ended September 30, 1995. For the nine months ended September 30, 1995, the Partnership recognized interest income on those impaired loans of $29,000. There was no interest income recognized using the cash basis method of income during the nine months ended September 30, 1995.

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


(3)  REAL ESTATE OWNED

Real estate owned consists of the following:

                                         (dollars in thousands)
                                       September 30,   December 31,
                                           1995          1994

                                       ---------------------------
1. Shopping center in Upland, CA         $    5,096    $   5,096
2. 19 acres in Sacramento, CA                 2,586        2,571
3. Auto retail center in Corona, CA           2,580        2,579
4. 23 acres in Riverside, CA                  1,012        1,012
5. 7 condominiums in Oxnard, CA               1,870        2,385
6. 55 percent interest in an office
    building in Sacramento, CA                  ---          589
                                       --------------------------
Subtotal                                     13,144       14,232

Less accumulated depreciation                   491          412
                                       --------------------------
Total real estate owned                  $   12,653    $  13,820
                                       ==========================

Property No. 5 has been accounted for as insubstance foreclosure, the Partnership has possession of the property; however, the Partnership does not currently hold legal title to this property.

(4)  TRANSACTIONS WITH AFFILIATES

CMIF, Inc., an affiliate of the general partners, and Centennial Corporation, are entitled to receive from the Partnership, mortgage investment servicing fees for loans serviced equal to an annual rate of 1/4 of 1 percent of the committed amount to be funded by the Partnership. The Partnership incurred $37,000 and $12,000 of mortgage investment servicing fees for the nine and three months ended September 30, 1995 and $39,000 and $13,000 for the nine and three months ended September 30, 1994, payable to CMIF, Inc. and Centennial Corporation.

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

The Partnership holds 50 percent of the outstanding capital stock of LCR Development, Inc., ("LCR"). The balance of outstanding capital stock of LCR is owned by Centennial Mortgage Income Fund II, ("CMIF II"), an affiliate. The Partnership holds a $1,250,000 unsecured note and holds a 50 percent participation in a $2,115,000 unsecured note, both due from LCR. The Partnership's share of the $2,115,000 note at September 30, 1995 is $1,055,000 and the
Partnership had applied $327,000 of cumulative losses from unconsolidated investees against the carrying value of the note as of that same date. The Partnership has not accrued its share of interest on these notes which was approximately $135,000 as of September 30, 1995.

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

Subsequent to the termination of the joint venture negotiations discussed above, LCR has obtained construction financing commitments from CMIF II and the Partnership. LCR has entered into a joint venture agreement entitled Silverwood Homes, ("Silverwood"), with Home Devco, Inc., ("Home Devco"), an affiliate of the general partners to construct and sell single-family homes at the project. This new joint venture agreement includes substantially the same terms as the draft joint venture discussed above except that: i) the contribution value per lot has been adjusted from $32,000 to $19,381 in order to reflect the fact that the joint venture rather than LCR will now be responsible for paying the $12,619 in estimated costs to complete improvements to the lots and pay developer fees; ii) Home Devco will not obtain construction financing for the project; and iii) Home Devco will not receive any priority interest in profits after LCR has received the equivalent of $19,381 in distributions per lot contributed to the joint venture but rather will receive only a 50 percent interest in profits and distributions from the joint venture.
LCR's cost basis of lots contributed to the joint venture was approximately $19,810. Management believes that the market value of finished lots in Lancaster has fallen since the original joint venture was negotiated and that the new joint venture agreement with Home Devco is on more favorable terms to LCR than could now be obtained with an independent home builder. The new joint venture began constructing a model home complex at the project in June 1995. Construction commenced in September 1995 on Phase I at the project. At September 30, 1995, the Partnership holds a 50 percent participation in three notes, due from Silverwood including a development loan, a model home loan and a home construction loan. The Partnership's disbursed balance of the $3,265,700 development loan at September 30, 1995 is $428,000. The Partnership's disbursed balance of the $490,000 model loan at September 30, 1995 is $101,000. At September 30, 1995, the Partnership had not disbursed any funds under the $1,034,000 Phase I construction loan.

The consolidated balance sheet and statement of operations of LCR Development, Inc. have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for LCR at September 30, 1995 and for the nine months ended September 30, 1995:

                      LCR DEVELOPMENT, INC.
                   CONSOLIDATED BALANCE SHEET
                                               September 30,
         Assets                                    1995
                                             ------------------
Cash                                            $        1,000

Real estate owned                                    4,588,000
Less allowance for losses on
  real estate investments                              287,000
                                             ------------------
Net real estate owned                                4,301,000

Organization costs                                       2,000
                                             ------------------
                                                $    4,304,000
                                             ==================




    Liabilities and Stockholders' Deficit

Notes payable to affiliates                     $   4,453,000
Accounts payable and accrued liabilities              177,000
Interest and taxes payable
 on real estate owned                                 329,000
                                             ------------------
  Total liabilities                                 4,959,000

Stockholders' deficit                                (655,000)
                                             ------------------
                                                $   4,304,000
                                             ==================

                      LCR DEVELOPMENT, INC.
             CONSOLIDATED STATEMENT OF OPERATIONS
                                                Nine months
                                                   ended
                                             September 30, 1995
                                             ------------------
Provision for losses on real
  estate investments                            $     341,000
                                             ------------------
Net loss                                        $     341,000
                                             ==================

The Partnership holds 50 percent of the outstanding capital stock of BKS Development, Inc., ("BKS"). The balance of outstanding capital stock of BKS is also owned by CMIF II. The Partnership holds a 50 percent participation in a $3,894,000 note due from BKS.

The Partnership's share of the note receivable at September 30, 1995 is $1,947,000 and the Partnership had applied $550,000 of cumulative losses from unconsolidated investees against the carrying value of the note as of that same date.

The balance sheet and statement of operations of BKS have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for BKS at September 30, 1995 and for the nine months ended September 30, 1995:

                      BKS DEVELOPMENT, INC.
                          BALANCE SHEET
                                               September 30,
                 Assets                           1995
                                            ---------------
Cash                                         $       1,000

Real property                                    5,199,000
Less allowance for losses on real
  estate investments                               680,000
                                            ---------------
Net real estate owned                            4,519,000
                                            ---------------
                                             $   4,520,000
                                            ===============




     Liabilities and Stockholders' Deficit

Bonds payable                               $      899,000
Notes payable to affiliates                      3,893,000
Interest and property taxes
  payable on real property                         829,000
                                            ----------------
     Total liabilities                           5,621,000

     Stockholders' deficit                      (1,101,000)
                                            ----------------
                                            $    4,520,000
                                            ================


                      BKS DEVELOPMENT, INC.
                     STATEMENT OF OPERATIONS

                                               Nine months
                                                  ended
                                           September 30, 1995
                                            ----------------
Interest expense                            $       79,000
Provision for losses on real
  estate investments                               443,000
Property taxes                                      79,000
General and administrative                           1,000
                                            ----------------
Net loss                                    $      602,000
                                            ================


The Partnership owns an interest in Grand Plaza Auto Retail, Inc., the corporation which owns the auto retail center in Corona, California jointly with an affiliated entity, Centennial Mortgage Income Fund III ("CMIF III"). At September 30, 1995, the ownership percentages are 86.7 for the Partnership and 13.3 for CMIF III.
The assets and liabilities of this corporation have been consolidated in the accompanying consolidated financial statements. Notes payable and interest payable to affiliates on notes secured by real estate owned includes $495,000 and $457,000 at September 30, 1995 and December 31, 1994, respectively, and the Partnership had cumulatively applied $341,000 and $247,000 of minority interest share of losses from this corporate joint venture against the note payable to affiliates balance as of the same dates. The notes payable to affiliates balance reflects CMIF III's share of a note payable by the corporation to the Partnership and CMIF III. The note bears interest at 14 percent fixed and matures October 1, 1995.

The Partnership owns an interest in BNN Development, Inc., the corporation which owns the 19 acres in Sacramento, California jointly with an affiliated entity, CMIF III. At September 30, 1995, the ownership percentages are 86.25 for the Partnership and
13.75 for CMIF III. The assets and liabilities of this corporation have been consolidated in the accompanying consolidated financial statements. Notes payable and interest payable to affiliates on notes secured by real estate owned includes $357,000 and $373,000 at September 30, 1995 and December 31, 1994, respectively, and the Partnership had cumulatively applied $268,000 and $267,000 of minority interest share of losses from this corporate venture against the note payable to affiliates balance as of the same dates. The notes payable to affiliates balance reflects CMIF III's share of a note payable by the corporation to the Partnership and CMIF III. The note bears interest at 15 percent fixed and matures November 1, 1995.


(5)  NOTES PAYABLE

Notes payable consist of the following:

                                        (dollars in thousands)
                                      September 30,    December 31,
                                         1995             1994
                                     ------------------------------
Note payable secured by 19 acres
 in Sacramento, CA with interest
 only payments due monthly;
 interest rate of 12 percent fixed,
 maturing September 1, 1996             $     900      $    900

Note payable secured by shopping
 center in Upland, CA with
 interest and principal payments
 due monthly of $24,000; interest
 rate of 11.25 percent fixed,
 maturing November 1, 1996                  2,460         2,469

Note payable secured by 23 acres in
 Riverside, CA; Interest rate of 13.75
 percent fixed, matured August 1, 1992        650           650
                                     ------------------------------
     Total notes payable                $   4,010      $  4,019
                                     ==============================

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

CENTENNIAL MORTGAGE INCOME FUND                  SEPTEMBER 30, 1995

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Partnership had net losses and losses per limited partnership unit of $(1,225,000) and $(31.63), and $(211,000) and $(5.45), for
the nine and three months ended September 30, 1995 and $(347,000) and $(8.96), and $(320,000) and $(8.26), for the nine and three months ended September 30, 1994. The increase in losses from September 30, 1994 to September 30, 1995 is primarily the result of an increase in the provision for possible losses and a decrease in minority interest share of losses.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, the Partnership had $2,840,000 in cash and interest-bearing deposits, and had performing loans with maturities of less than one year totaling $38,000. The Partnership had no unfunded loan commitments at September 30, 1995. Sources of funds are expected to be from the sale of real estate owned, future operations of real estate owned and payoffs of existing loans. The Partnership funded disbursements on loans to affiliates and customers during the first nine months of 1995 totaling $338,000 and received payoffs and paydowns on loans totaling $22,000.
During the first nine months of 1995, the Partnership disbursed advances on real estate owned of $16,000 and received proceeds from the sale of real estate owned of $1,015,000.

The Partnership's notes payable commitments consist of interest and non-balloon principal payments due of approximately $399,000 payable during the next twelve months which does not include payments on the note secured by the 23 acres in Riverside. In addition to the note payable commitments, the Partnership's principal capital requirements include: (i) real property taxes on real estate owned of approximately $212,000 payable during the next twelve months, and (ii) selling, general and administrative costs. These commitments are expected to be made from existing cash reserves, future loan payoffs and the sale of real estate owned.

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

RESULTS OF OPERATIONS

Due to the downturn in the real estate industry in California and its impact on the Partnership's borrowers, most of the Partnership's loans have become non-performing and/or real estate owned. As a result, interest income on loans to nonaffiliates continues to decline. Interest income on loans to nonaffiliates, including fees decreased to $64,000 and $19,000 for the nine and three months ended September 30, 1995 from $164,000 and $22,000 for the nine and three months ended September 30, 1994. The decrease in interest income on loans from 1994 to 1995 is due to a decrease in performing loans and the receipt of a one time equity participation of $75,000 received in 1994 for which there was no comparable receipt in 1995.

Interest income on loans to affiliates, including fees totaled
$26,000 for both the nine and three months ended September 30, 1995. There was no comparable income for the same periods in 1994.

Interest income on loans to affiliates represents interest earned on the Silverwood loans.

The outstanding principal balance of loans on nonaccrual at September 30, 1995 totaled $5,467,000 as compared with $1,569,000 at September 30, 1994. Loans on "nonaccrual" refers to loans upon which the Partnership is no longer accruing interest. Management's policy is to cease accruing interest on loans when interest and/or principal repayments become 90 days past due. Had interest accrued throughout the first nine months of 1995 and 1994 on the nonaccrual nonaffiliated loans, interest income would have been approximately $245,000 and $109,000 higher than was actually reported for those periods.

The real estate owned balance at September 30, 1995 and 1994 was $12,653,000 and $14,660,000, respectively.

The following sections entitled Nonaccrual and Nonperforming Loans and Real Estate Owned provide a detailed analysis of these assets.

NONACCRUAL AND NONPERFORMING LOANS

Loans on nonaccrual and nonperforming status at September 30, 1995 are summarized below:

During 1988, the Partnership recorded an equity participation note with an original committed amount of $350,000 secured by a second trust deed on a 160-unit apartment complex in Riverside, California. The loan is on nonaccrual due to past due interest. The complex is 82 percent leased and due to low rental rates and slow payments, the first trust deed holder filed a notice of default on April 12, 1995 and is proceeding with judicial foreclosure. The principal balance and nonaccrued interest at September 30, 1995 are $270,000, and $63,000, respectively.

During 1992, funds were provided for a workout loan secured by a third trust deed on a mini-storage facility in Citrus Heights, California, with a committed amount of $792,000. The loan paid off the Partnership's existing loan secured by a second trust deed, allowed the recordation of new debt secured by a first and second trust deed which reduced the senior debt by $677,000, paid a portion of the loan secured by the existing first trust deed and provided additional funds for tenant improvements to enlarge the facility. During 1994, the borrower asked for a partial deferral of interest payable for one year due to economic conditions. Management agreed and placed the deferred interest on nonaccrual. This loan has not matured and management is working on a restructure of this debt. The principal balance, accrued and nonaccrued interest at September 30, 1995 are $758,000, $3,000 and $174,000, respectively.

During 1994, the Partnership renegotiated an equity participation note with an original committed amount of $374,000 secured by a second deed of trust on a 32,431 square foot shopping center in Corona, California. The loan provides for interest due to be payable at loan maturity; however, due to the amount of the senior debt and the decrease in land values, the Partnership has placed the loan on nonaccrual. The principal balance and nonaccrued interest at September 30, 1995 are $312,000 and $59,000 respectively.

During 1991, the Partnership sold a pad on an existing piece of real estate owned in Corona, California and carried back financing in the amount of $600,000. The Partnership's share of the loan is 77 percent. Due to the loss of the major tenant, the borrower has been unable to make monthly interest payments. Management has worked out a forbearance agreement with the borrower for net cash flow monthly payments. The remaining interest due has been placed on nonaccrual. The principal balance, accrued and nonaccrued interest at September 30, 1995 are $460,000, $15,000 and $51,000
respectively.

During 1989, the Partnership funded a loan with an original committed amount of $343,000 to provide land development financing.

The loan matured June 1, 1993 and the borrower was unable to make interest payments or pay off the loan. The Partnership classified the loan as an insubstance foreclosure at December 31, 1993. Given the depressed value of the property and the amount of the delinquent bonds and taxes, the Partnership has been negotiating with the borrower in an attempt to discount the note to facilitate a sale or have the borrower deed the property to the Partnership. Should the negotiations not be completed and the property be lost to a tax sale, management has established an allowance for losses sufficient to cover the Partnership's equity in the property. The principal balance and nonaccrual interest at September 30, 1995 are $292,000 and $107,000, respectively.

During 1994, the Partnership funded a $1,250,000 unsecured note and a 50 percent participation in a $2,115,000 unsecured note, both representing workout loans and due from LCR. These two loans reflect the majority of the cost basis of lots contributed to Silverwood Homes. LCR's only source of repayment of these notes are proceeds from the sale of the fully developed lots. Management has estimated the proceeds for repayment of these two notes to be equivalent to the principal balance of the loans. As a result, the loans have been placed on nonaccrual. The principal balance, accrued and nonaccrued interest balances at September 30, 1995 are $1,250,000, $97,000 and $73,000 and $1,055,000, $74,000 and
$62,000, respectively.

During 1994, the Partnership funded a 50 percent participation in a $3,894,000 note due from BKS. The loan is secured by 283 acres in Bakersfield, CA. The property has declined in value and is subject to delinquent bonds and taxes. As a result, the Partnership has placed the loan on nonaccrual. The principal balance, accrued and nonaccrued interest balances at September 30, 1995 are $1,947,000, $118,000 and $222,000, respectively.

Real Estate Owned

A description of the Partnership's real estate owned and loans classified as insubstance foreclosure follows:

Shopping Center in Upland, California

During the third quarter of 1988, the Partnership foreclosed on a loan secured by this project. The Partnership originally committed $5,600,000 for the rehabilitation of a 33,327 square foot retail center and construction of an automotive service facility in Upland, California. Cost overruns and construction delays prevented the borrower from selling the project and thereby performing on the loan. A pad was sold in 1989 which resulted in a net paydown of $323,000. The property generated net operating income before debt service of $296,000 during the first nine months of 1995 and its net carrying value was $4,605,000 at September 30, 1995. The property is currently 73 percent leased. The property is encumbered by a note of $2,460,000, secured by a first trust deed on the property. The Partnership is now marketing this property for sale.

19 Acres in Sacramento, California

During the third quarter of 1991, the Partnership took a deed in lieu of foreclosure on a second trust deed and renegotiated the first trust deed secured by 19 acres of undeveloped land in Sacramento, California. The principal and nonaccrued interest balances at foreclosure totaled $1,595,000. The Partnership paid down the first trust deed approximately $1,080,000 and executed a $900,000 12 percent fixed rate note payable to the original first trust deed holder, which is secured by a new first trust deed on the property. The note requires monthly interest-only payments and the balance is due September 1, 1996. The Partnership continues to finalize the entitlement processing, flood issues and provide for utility services for the property. As economic conditions rebound in California, and the demand for development land in the area returns, the Partnership intends to list the property for sale. At September 30, 1995, the carrying value of this asset was $2,586,000.

Auto Retail Center in Corona, California

During 1988, the Partnership funded a loan with an original committed amount of $3,313,000 for the purpose of constructing a 39,185 square foot auto/retail center in Corona, California. The loan matured on September 1, 1989. The borrower defaulted under a forbearance agreement and the Partnership filed a notice of default on December 14, 1990. The borrower filed for bankruptcy on February 15, 1991. A pad was sold during April 1991 resulting in the Partnership receiving a net paydown of $249,000. The Partnership provided financing to the purchaser. The Partnership took a grant deed on the property through the Bankruptcy Courts in December 1991. The subject center is 100 percent completed and 76 percent leased. The property generated net operating income of $93,000 during the first nine months of 1995 and the Partnership continues to manage the property while occupancy stabilizes and rental rates increase. The center is being marketed for sale. The net carrying value at September 30, 1995 is $2,580,000.

23 Acres in Riverside, California

The Partnership took a grant deed in consideration of its note secured by a third trust deed on the property during the second quarter of 1992 and paid off the second deed of trust. The carrying value at September 30, 1995 is $1,012,000. The property is encumbered by a 13.75 percent fixed rate note payable secured by a first trust deed of $650,000 payable to another financial institution which matured August 1, 1992. During 1993 and 1994, management has attempted to negotiate with the FDIC as successor to the financial institution to payoff or restructure the terms of the note secured by the first trust deed and was not successful resulting in the FDIC commencing foreclosure proceedings on the property. Throughout the two year period, the land values have continued to decline and lot improvement costs have significantly increased. During 1995, the original borrower has been negotiating with the FDIC to perfect a nonjudicial foreclosure on the property.

Management has agreed to allow the lender to complete this foreclosure and has established an allowance for losses sufficient to cover the loss which will be incurred as a result of the foreclosure of this property.

7 Condominiums in Oxnard, California

During 1990, the Partnership funded a loan secured by a first trust deed with an original committed amount of $3,000,000 for the construction of 12 condominiums in Oxnard, California. The Partnership recorded an insubstance foreclosure on these 12 condominiums. The borrower signed over control to the second trust deed holder in December 1992, and the second trust deed holder, an affiliate, has now abandoned the property. The condominiums are located adjacent to the beach. The values of beach front property have been hard hit in the local market due to the excess supply of these types of properties. The Partnership has declined to assume any of the original builder's liabilities which would be required should the Partnership accept a deed in lieu of foreclosure on the property. However, the Partnership does receive 100 percent of all sales proceeds net of selling costs. As of September 30, 1995, the Partnership had sold five condominiums and is attempting to sell the remaining units. One additional unit was sold in October 1995.

The carrying value at September 30, 1995 is $1,870,000. Gain on sale of the condominiums recorded in 1995 was $57,000.

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

INTEREST ON INTEREST-BEARING DEPOSITS

Interest on interest-bearing deposits totaled $76,000 and $28,000 for the nine and three months ended September 30, 1995 and $47,000 and $17,000 for the nine and three months ended September 30, 1994, respectively. Interest on interest-bearing deposits represents interest earned on Partnership funds invested in time certificates and money market deposits. The increase in interest on interest-bearing deposits is principally due to increased cash balances for the nine months ended September 30, 1995.

INCOME FROM OPERATIONS OF REAL ESTATE OWNED

Income from operations of real estate owned consists of operating revenues of $625,000 and $187,000 for the nine and three months ended September 30, 1995 and $609,000 and $202,000 for the nine and three months ended September 30, 1994, respectively. These revenues are from the Upland shopping center and the auto retail center in Corona, California.

PROVISION FOR POSSIBLE LOSSES

The provision for possible losses was $716,000 for the nine months ended September 30, 1995. There was no provision for possible losses for the three months ended September 30, 1995. The provision for possible losses was $289,000 and $246,000 for the nine and three months ended September 30, 1994. The 1995 provision relates primarily to the shopping center in Upland and the auto retail center in Corona. The 1994 provision relates primarily to the loan secured by a third trust deed on a mini-storage facility in Citrus Heights and the loan secured by a pad in Corona. The provision for possible losses results from the change in the allowance for possible losses and the allowance for possible losses on real estate owned net of charge-offs, if any. Management believes that the allowance for possible losses at September 30, 1995 is adequate to absorb the known and inherent risk in the Partnership's loan and real estate owned portfolio.

SHARE OF LOSSES IN UNCONSOLIDATED INVESTEES

The Partnership has invested in corporations in which it has less than a majority ownership. The Partnership's share of losses in these unconsolidated investees was $472,000 and $162,000 for the nine and three months ended September 30, 1995. There were no comparable expenses for the nine and three months ended September 30, 1994. The share of losses consist primarily of provisions for losses on real estate investments related to the 179 lots in Lancaster owned by LCR and the 283 acres in Bakersfield owned by BKS.

OTHER EXPENSES

Operating expenses from operations of real estate owned were $196,000 and $70,000 for the nine and three months ended September 30, 1995 and $195,000 and $72,000 for the nine and three months ended September 30, 1994, respectively. The expenses were associated with the Upland shopping center and the auto retail center in Corona.

Operating expenses from operations of real estate owned paid to affiliates were $41,000 and $13,000 for the nine and three months ended September 30, 1995 and $42,000 and $14,000 for the nine and three months ended September 30, 1994, respectively. The operating expenses consist of property management fees paid to an affiliate.

Expenses associated with non-operating real estate owned were $176,000 and $53,000 for the nine and three months ended September 30, 1995 and $164,000 and $11,000 for the nine and three months
ended September 30, 1994, respectively.   The 1995 expenses relate
to the 19 acres in Sacramento, the condominiums in Oxnard, and the 23 acres in Riverside. The increase for the three months ended September 30, 1995 is due to an increase in costs due to development of the 19 acres in Sacramento.

Depreciation and amortization expense was $87,000 and $29,000 for the nine and three months ended September 30, 1995 and $83,000 and $28,000 for the nine and three months ended September 30, 1994. The depreciation relates primarily to the Upland shopping center and tenant improvements for the auto retail center in Corona.

Interest expense was $310,000 and $39,000 for the nine and three months ended September 30, 1995 and $371,000 and $130,000 for the
nine and three months ended September 30, 1994, respectively.   The
interest expense relates to the Upland shopping center and the 19 acres in Sacramento, California. The decrease for 1995 is due to placing the loan secured by the 19 acres in Sacramento on nonaccrual.

General and administrative expenses, affiliates totaled $126,000 and $45,000 for the nine and three months ended September 30, 1995 and $136,000 and $49,000 for the nine and three months ended September 30, 1994, respectively. These expenses are primarily salary allocation reimbursements paid to affiliates.

General and administrative expenses, nonaffiliates totaled $64,000 and $19,000 for the nine and three months ended September 30, 1995 and $81,000 and $22,000 for the nine and three months ended September 30, 1994, respectively. These expenses consist of other costs associated with the administration of the Partnership.

Mortgage investment servicing fees totaled $37,000 and $12,000 for the nine and three months ended September 30, 1995 and $39,000 and $13,000 for the nine and three months ended September 30, 1994. This consists of fees paid to CMIF, Inc., an affiliate of the general partners and Centennial Corporation, for servicing the Partnership's loan and real estate owned portfolio.

CENTENNIAL MORTGAGE INCOME FUND                  SEPTEMBER 30, 1995



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



CENTENNIAL MORTGAGE INCOME FUND,
A California Limited Partnership




By:  /s/Ronald R. White                          November 14, 1995
     Ronald R. White                             Date
     General Partner






By:  /s/John B. Joseph                           November 14, 1995
     John B. Joseph                              Date
     General Partner






By:  CENTENNIAL CORPORATION
     General Partner




     /s/Joel H. Miner                            November 14, 1995
     Joel H. Miner                               Date
     Chief Financial Officer