Form 10-K
period 1995-12-31
CENTENNIAL MORTGAGE INCOME FUND
filed 1996-04-01
CIK 736980

                             PART I


ITEM 1. BUSINESS.

(a)  General Development of the Business

Centennial Mortgage Income Fund (the "Partnership"), a California Limited Partnership, was organized on December 13, 1983. The Partnership's registration statement became effective June 8, 1984. The general partners were John B. Joseph, Ronald R. White and West Coast Bancorp ("WCB").

During 1992, WCB resigned as general partner of the Partnership. Centennial Corporation ("CC"), a privately-held corporation whose stock is owned by affiliates of Ronald R. White and John B. Joseph, became a new general partner in 1993. CC was incorporated in October of 1983. Upon the resignation of WCB as general partner, the two remaining general partners appointed CC as an interim corporate general partner to protect the Partnership from dissolution in the unlikely event of death or discharge of both the remaining general partners. The general partners subsequently received a majority vote of the limited partners approving the new corporate general partner.

Beginning in the fourth quarter of 1985, the Partnership entered its operating stage of business. During the fourth quarter of 1990, 60 months after the closing of its offering stage, the Partnership entered the repayment stage. For additional information, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(b)  Financial Information about Industry Segments

Not applicable.

(c)  Narrative Description of Business

The Partnership was formed to invest in mortgage investments consisting of participating first mortgage loans, construction loans, and wrap-around and other junior loans on commercial, industrial and residential income-producing real property.

The Partnership's objectives are to preserve the Partnership's invested capital, provide increased cash distributions to the limited partners as the cash flow from the properties underlying mortgage investments increases over the life of the Partnership, provide capital growth through participation in the increased value of the underlying properties and provide liquidating distributions as cash from the sale of real estate owned is no longer needed for development and operations of real estate owned.

Due to the long term recession and falling real estate market values in California, many of the Partnership's loans became delinquent and management of the Partnership elected to foreclose, thereby increasing real estate owned balances. As a result, the Partnership has become a direct investor in this real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell this real estate owned. The real estate owned balance at December 31, 1993 was $21,394,000, decreasing to $13,820,000 at year end 1994, and
$12,349,000 at year end 1995. The decrease from 1993 to 1994 was principally the result of $6,443,000 of real estate being transferred to unconsolidated investees and the chargeoff or writedown of $1,029,000 of real estate.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY.

No properties or facilities are owned or leased by the Partnership other than real estate owned which was obtained through foreclosure of real estate loans receivable, as described in note 6 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.

There are no material pending legal proceedings other than ordinary routine litigation incidental to the registrant's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters have been submitted to a vote of security holders.





                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED
SECURITY HOLDER MATTERS.

(a)  Securities Market Information

There is no market for the Partnership's limited partnership units, nor is one expected to develop.

The Partnership units were offered by the Partnership through selected dealers who were members of the National Association of Securities Dealers, Inc.

(b)  Approximate Number of Holders of Limited Partnership Units

As of December 31, 1995, there were approximately 5,700 holders of limited partnership units.

(c)  Partnership Distributions

No distributions were declared or paid by the Partnership during the three year period ended December 31, 1995.

Management intends to distribute cash flow available for distribution (as defined in the Partnership Agreement), if any, on a quarterly basis. Distributions may vary in amount and may be suspended at such time as the Partnership requires working capital, or at any time that the general partners, in their sole discretion, determine it to be in the best interest of the Partnership. In the third quarter of 1991, management suspended distributions. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



ITEM 6.  SELECTED FINANCIAL DATA.

                              (dollars in thousands, except per unit data)
                                            Years ended
- - --------------------------------------------------------------------------------
- - ----------
                     12/31/95       12/31/94       12/31/93       12/31/92
12/31/91
- - --------------------------------------------------------------------------------
- - ----------

Consolidated Statement of Operations Data

Total revenue........  $  1,159     $   1,096      $  1,246       $  2,157
$  2,439
Net loss.............    (2,776)       (1,286)       (5,968)        (3,676)
(430)
Net loss
  per limited
  partnership unit...    (71.68)       (33.21)      (154.10)        (90.16)
(10.53)

Consolidated Balance Sheet Data

Total loans..........     4,793         6,641         3,489         10,182
12,569
Total real
  estate owned.......    12,349        13,820        21,394         18,395
14,317
Total assets.........    14,842        17,688        20,927         24,995
28,332
Partners' equity.....     9,946        12,722        14,008         19,976
23,652
Distributions
  per limited
  partnership unit...       ---           ---           ---            ---
45.01

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND  RESULTS OF OPERATIONS.

General

Net loss and loss per limited partnership unit were $(2,776,000) and $(71.68) for the year ended December 31, 1995 up from $(1,286,000) and $(33.21) in 1994 and down from $(5,968,000) and
$(154.10) in 1993. The increase in loss in 1995 is primarily the result of an increase in share of losses in unconsolidated investees. The decrease in loss for 1994 is primarily the result of a decrease in the provision for possible losses. The loss for 1993 was primarily the result of a large provision for possible losses and a decrease in interest income.

Liquidity and Capital Resources

At December 31, 1995, the Partnership had $2,947,000 in cash and interest-bearing deposits. The Partnership had an additional $103,000 in a certificate of deposit at December 31, 1995 with a maturity date of June, 1996. Additional sources of funds are future operations of real estate owned, sale of real estate owned and payoffs of existing loans. The Partnership also had $1,057,000 in nonperforming loans which had reached maturity as of December 31, 1995. One loan totaling $35,000 paid off during the first quarter of 1996, however, there are no additional collections of principal anticipated in 1996. Although all real estate owned is classified as held for sale, the Partnership was currently marketing $1,550,000 in real estate owned as of December 31, 1995. The Partnership had no unfunded loan commitments to nonaffiliates at December 31, 1995. The Partnership funded advances on loans to affiliates during 1995 totaling $429,000 and received payoffs and paydowns on loans to nonaffiliates totaling $288,000. During 1995, the Partnership funded $58,000 of capital expenditures for real estate owned and received proceeds from the sale of real estate owned of $1,285,000.

The Partnership's notes payable commitments for 1996 consist of interest and all principal payments due of approximately $3,360,000, which does not include payments on the note secured by the 23 acres in Riverside totaling $650,000. The original borrower on the $650,000 note payable is negotiating with the lender to perfect a nonjudicial foreclosure on the property. The note payable secured by the 19 acres in Sacramento totaling $900,000 matures September 1, 1996. The note payable secured by the Upland Shopping Center totaling $2,460,000 matures November 1, 1996. The Partnership does not presently have sufficient capital reserves to make these balloon payments and meet operating commitments. The Partnership believes that it will be able to obtain extensions on these two notes. In addition to the note payable commitments, the Partnership's principal capital requirements include: i) real property taxes and bonds on real estate owned of approximately $215,000 payable and delinquent in 1996, and ii) selling, general and administrative costs.
Property taxes delinquent at December 31, 1995 have been accrued at December 31, 1995. These commitments are expected to be paid from existing cash balances, future loan payoffs, and the sale of real estate owned.

The Partnership is continuously evaluating various alternative strategies for liquidating its real estate assets. These alternative strategies include the potential joint venture and/or build out of certain of the Partnership's properties in order to increase their marketability and maximize the return to the limited partners. In the event the Partnership decides to implement some of these strategies, it may require the reinvestment of proceeds received from the payoff of existing loans and/or the sale of other real estate assets. The decision to invest additional cash in existing assets will only be made if, based on management's best judgment at the time, there is a clear indication that such investment will generate a significantly greater return to the limited partners than any
other strategies available to the Partnership.   During 1995, the
Partnership, through its 50 percent owned corporation, LCR Development, Inc., ("LCR"), entered into a joint venture agreement with Home Devco, Inc. ("Home Devco"), an affiliated entity, entitled Silverwood Homes ("Silverwood"). For further information see note 5 of Notes to Consolidated Financial Statements.

Effective with the third quarter of 1991, the Partnership suspended making any cash distributions to partners due to a decline in liquidity and the uncertainty of the cash requirements for existing and potential real estate owned. Pursuant to the Partnership Agreement, 60 months after the closing of the offering, cash proceeds from mortgage investments are no longer available for reinvestment by the Partnership. Management believes that current and projected liquidity is sufficient to fund operating expenses and to meet the contractual obligations and cash flow operating requirements of the Partnership, assuming the successful extension of the $3,360,000 of notes payable due in 1996. However, although no new mortgage investments shall be made, the general partners expect that the cash proceeds from future mortgage reductions and the sale of real estate owned will be retained by the Partnership until such time as the Partnership has sufficient cash to fulfill the operating requirements of the real estate owned by the Partnership.


Results of Operations

Due to the downturn in the real estate industry in California and its impact on the Partnership's borrowers, most of the Partnership's loans to nonaffiliates have been converted into nonperforming loans and/or real estate owned through foreclosures. As a result, interest income on loans to affiliates and nonaffiliates, including fees, decreased substantially during 1995 and 1994. Interest income on loans to affiliates, including fees was $41,000 for 1995 related to the Silverwood joint venture. There was no interest income on loans to affiliates for 1994 and 1993 due to the loans to affiliates being placed on nonaccrual and subsequently classified as insubstance foreclosures in 1993. Interest income on loans to nonaffiliates, including fees, decreased to $78,000 in 1995 from $186,000 in 1994 and $311,000 in 1993. Interest income on loans to nonaffiliates decreased in 1995 and 1994 due to payoffs of existing loans and increases in loans on nonaccrual. Interest income on loans to nonaffiliates decreased in 1993 due to increases in real estate owned balances and payoffs of existing loans.

Loans on "nonaccrual" refers to loans upon which the Partnership is no longer accruing interest. Management's policy is to cease accruing interest on loans when collection of interest and/or principal payments has become doubtful. Loans to affiliates and nonaffiliates on nonaccrual status amounted to $3,412,000, $2,319,000 and $2,086,000 as of December 31, 1995, 1994 and 1993,
respectively.

The real estate owned balance at December 31, 1995, 1994 and 1993 was $12,349,000, $13,820,000 and $21,394,000, respectively. On
April 28, 1992, the American Institute of Certified Public Accountants issued Statement of Position 92-3 ("SOP 92-3"), "Accounting for Foreclosed Assets." SOP 92-3 indicates that foreclosed assets are presumed held for sale and not for the production of income. Accordingly, foreclosed assets held for sale are to be carried at the lower of cost or fair value minus estimated costs to sell. The cost of such assets at the time of foreclosure is the fair value of the asset foreclosed. Immediately after foreclosure, a valuation allowance is recognized for estimated costs to sell through a charge to operations. All of the Partnership's real estate owned is presumed held for sale.

Had all accrued interest been recorded throughout 1995, 1994 and 1993 on the affiliated and nonaffiliated nonaccrual loans, interest income would have increased by $646,000, $543,000 and $225,000, respectively, for those periods.

Real estate loans receivable, earning represents three loans totaling $714,000 which are performing but classified as impaired. The three loans have been restructured and are reduced by deferred liabilities and allowances of $293,000. Real estate loans receivable, nonearning represents eight past due or renegotiated loans totaling $1,368,000. These loans are reduced by $1,223,000 in deferred profit and allowances. Most of the borrowers have little or no equity in the underlying collateral for the loans and as a result, these loans represent an investment in real estate. Therefore, these loans are carried on the balance sheet at the fair value of the underlying real estate collateral or have been fully reserved.

Real estate loans receivable from unconsolidated investees, earning and nonearning represent property taken back by the Partnership and transferred to unconsolidated corporations 50 percent owned by the Partnership.

The following sections entitled Nonaccrual, Nonperforming Loans and Other Loans to Affiliates and Real Estate Owned provide a detailed analysis of these assets.

Nonaccrual, Nonperforming Loans and Other Loans to Affiliates

Loans on nonaccrual status during the year ended December 31, 1995 are summarized below:

During 1992, funds were provided for a workout loan secured by a third trust deed on a mini-storage facility in Citrus Heights, California, with a committed amount of $792,000. The loan paid off the Partnership's existing loan secured by a second trust deed, allowed the recordation of new debt secured by a first and second trust deed which reduced the senior debt by $677,000, paid a portion of the loan secured by the original first trust deed and provided additional funds for tenant improvements to enlarge the facility. During 1994, the borrower asked for a partial deferral of interest payable for one year due to economic conditions. Management agreed and placed the deferred interest on nonaccrual. In November 1995, the Partnership accepted a paydown of $260,000 and restructured this loan into two performing loans. The first loan is $608,000 secured by a second trust deed and the second is $72,000 secured by a third trust deed on the mini-storage facility. The Partnership has recorded a reduction of $185,000 against the $608,000 principal balance which represents previously nonaccrued interest.

During 1988, the Partnership recorded an equity participation note with an original committed amount of $350,000 secured by a second trust deed on a 160-unit apartment complex in Riverside, California. The loan is on nonaccrual due to past due interest. The complex is 82 percent leased, and due to low rental rates and slow payments, the first trust deed holder filed a notice of default on April 12, 1995 and is proceeding with judicial foreclosure. The loan is recorded with a deferred profit liability equal to the principal balance of the loan. As a result, the foreclosure will have no impact on the Partnership's financial statements. The principal balance and nonaccrued interest at December 31, 1995 are $270,000, and $71,000, respectively.

During 1994, the Partnership renegotiated an equity participation note with an original committed amount of $374,000 secured by a second deed of trust on a 32,431 square foot shopping center in Corona, California. The loan provides for interest due to be payable at loan maturity; however, due to the amount of the senior debt and the decrease in land values, the Partnership has placed the loan on nonaccrual. The principal balance and nonaccrued interest at December 31, 1995 are $374,000 and $68,000 respectively.

During 1991, the Partnership sold a pad on an existing piece of real estate owned in Corona, California and carried back financing in the amount of $600,000. The Partnership's share of the loan is 77 percent. Due to the loss of the major tenant, the borrower has been unable to make monthly interest payments. Management has worked out a forbearance agreement with the borrower for net cash flow monthly payments. The remaining interest due has been placed on nonaccrual. The principal balance, accrued and nonaccrued interest at December 31, 1995 are $460,000, $9,000 and $64,000, respectively.

During 1989, the Partnership funded a loan with an original committed amount of $343,000 to provide land development financing in Perris, California. The loan matured June 1, 1993 and the borrower was unable to make interest payments or pay off the loan. The Partnership classified the loan as an insubstance foreclosure at December 31, 1993. Given the depressed value of the property and the amount of the delinquent bonds and taxes, the Partnership has been negotiating with the borrower in an attempt to discount the note to facilitate a sale or have the borrower deed the property to the Partnership. Should the negotiations not be completed and the property be lost to a tax sale, management has established an allowance for losses sufficient to cover the Partnership's equity in the property. The principal balance and nonaccrued interest at December 31, 1995 are $292,000 and $118,000, respectively.

During 1994, the Partnership foreclosed on a note secured by a first trust deed on a two-story office building and third trust deed on a residence, all located in Sacramento, California. The two-story office building was sold in January 1995 and the Partnership retained the note secured by the third trust deed. The borrower prepaid interest for one year and made no further payments. The principal and nonaccrued interest balances at December 31, 1995 are $81,000 and $1,000, respectively. The Partnership has recorded a reduction of $81,000 against the principal balance which represents previously nonaccrued interest.

During 1987, the Partnership funded a loan with an original committed amount of $1,518,000 to build 36 condominiums in Norden, California. The loan was secured by a first trust deed on the condominiums and a third trust deed on Donner Ski Ranch. The loan was paid down from the sales of the condos with a small balance remaining. The loan was extended several times with a final maturity date of July 1, 1995. Due to non-payment, the Partnership placed the loan on nonaccrual and filed a notice of default. The principal and nonaccrued interest balances at December 31, 1995 are $35,000 and $1,000, respectively. During February 1996, the loan was paid in full.

During 1994, the Partnership funded a $1,250,000 unsecured note and a 50 percent participation in a $2,115,000 unsecured note, both representing workout loans and due from LCR, an affiliate. These two loans reflect the majority of the cost basis of lots contributed to Silverwood. LCR's only source of repayment of these notes are proceeds from the sale of the fully developed lots. Management has estimated the proceeds for repayment of these two notes to be less than the original principal balance of the loans. As a result, the loans have been placed on nonaccrual. The principal balance and participating principal balance and nonaccrued interest balances at December 31, 1995 are $1,250,000 and $225,000 and $1,055,000 and $176,000,
respectively. For further discussion see note 5 of Notes to Consolidated Financial Statements.

During 1994 and 1995 LCR has evaluated various alternative strategies for liquidating its investment in the 179 lots in Lancaster ranging from the sale of the lots in their present condition to a full-scale buildout and sale of single-family homes at the project. During late 1993 and through 1994, LCR had numerous discussions with several independent real estate brokers and home-building companies to assist it in determining its best alternatives for the project. After these discussions, LCR determined that its best course of action appeared to be the full-scale buildout and sale of single-family homes since the market for finished lots had fallen so significantly. In late 1993, discussions with one home builder advanced to the point of a draft joint venture agreement, whereby the home builder was to build and sell homes at the project and obtain construction financing. Under this draft joint venture agreement, LCR was to complete improvements to the lots, pay all developer fees at an estimated cost of $12,619 per lot and then contribute finished lots to the joint venture in exchange for an initial capital contribution credit of $32,000 per lot. The home builder was to obtain construction financing and supervise the construction and sale of single family homes at the project. The home builder was to be reimbursed for all onsite costs of construction and marketing of the project and receive an overhead fee equal to 3% of all sales revenues. After these costs had been paid, LCR was to receive distributions from the joint venture equal its $32,000 initial capital contribution. Subsequent to the return of LCR's initial capital contribution, the joint venture partner was to receive distributions equal to $5,000 of the first $7,000 in profits. Thereafter, LCR and the joint venture partner would split profits and distributions equally. At the time LCR was conducting it negotiations with this home builder, it did not have the financial resources to build homes at the project without additional funds. Thus, the ability of the independent home builder to obtain construction financing was the principal reason for utilizing a third party to construct the homes. The joint venture negotiations were terminated when the home builder insisted on managerial control of the joint venture, which would have been in violation of paragraph 10.9 of the Partnership Agreement of the Partnership.

Subsequent to the termination of the joint venture negotiations discussed above, LCR has obtained construction financing commitments from Centennial Mortgage Income Fund II ("CMIF II"), an affiliate, and the Partnership. LCR has entered into a joint venture agreement entitled Silverwood with Home Devco to construct and sell single-family homes at the project. This new joint venture agreement includes substantially the same terms as the draft joint venture discussed above except that: i) the contribution value per lot has been adjusted from $32,000 to $19,381 in order to reflect the fact that the joint venture rather than LCR will now be responsible for paying the $12,619 in estimated costs to complete improvements to the lots and pay developer fees; ii) Home Devco will not obtain construction financing for the project; and iii) Home Devco will not receive any priority interest in profits after LCR has received the equivalent of $19,381 in distributions per lot contributed to the joint venture but rather will receive only a 50 percent interest in profits and distributions from the joint venture. LCR's cost basis of lots contributed to the joint venture was approximately $19,810. Management believes that the market value of finished lots in Lancaster has fallen since the original joint venture was negotiated and that the new joint venture agreement with Home Devco is on more favorable terms to LCR than could now be obtained with an independent home builder. The new joint venture began constructing a model home complex at the project in June 1995. Construction commenced in September 1995 on Phase 1 at the project. At December 31, 1995, the partnership holds a 50 percent participation in three notes due from Silverwood consisting of a land development loan, a model home loan and a home construction loan with a combined disbursed balance of $667,000. The Partnership's disbursed balance of the $3,265,700 development loan at December 31, 1995 is $352,000. The Partnership's disbursed balance of the $490,000 model loan at December 31, 1995 is $161,000. At December 31, 1995, the
Partnership's disbursed balance of the $1,034,000 Phase 1 construction loan is $154,000.

During 1994, the Partnership funded a 50 percent participation in a $3,894,000 note due from BKS Development, Inc., ("BKS"). The loan is secured by 283 acres in Bakersfield, California. The property has declined in value and is subject to delinquent bonds and taxes. As a result, the Partnership has placed the loan on nonaccrual. The participating principal balance and nonaccrued interest balances at December 31, 1995 are $1,947,000 and $414,000, respectively.

Real Estate Owned

A description of the Partnership's principal real estate owned and loan classified as insubstance foreclosure during the year ended December 31, 1995 follows:

Shopping Center in Upland, California

During the third quarter of 1988, the Partnership foreclosed on a loan secured by this project. The Partnership originally committed $5,600,000 for the rehabilitation of a 33,327 square foot retail center and construction of an automotive service facility in Upland, California. Cost overruns and construction delays prevented the borrower from selling the project and thereby performing on the loan. A pad was sold in 1989 which resulted in a net paydown of $323,000. The property generated net operating income before debt service of $374,000 during 1995 and its carrying value was $5,106,000, less accumulated depreciation of $517,000, at December 31, 1995. The property is encumbered by a note of $2,460,000, secured by a first trust deed on the property. The Partnership oversees the management and leasing of the property which is currently 73 percent leased.

19 Acres in Sacramento, California

During the third quarter of 1991, the Partnership took a deed in lieu of foreclosure on a second trust deed secured by 19 acres of undeveloped land in Sacramento, California and renegotiated the repayment terms of an existing note secured by an existing first trust deed held by a third party. The property is located in the North Natomas area and is zoned for light-industrial commercial use. The principal and nonaccrued interest balances at foreclosure totaled $1,595,000. The Partnership paid down the first trust deed approximately $1,080,000 and executed a $900,000, 12 percent fixed interest rate note payable to the original first trust deed holder, which is secured by a new first trust deed on the property. The note requires monthly interest-only payments, and the balance is due September 1, 1996. The Partnership continues to finalize the entitlement processing, flood issues and provide for utility services for the property. Should economic conditions rebound in California, and the demand for development land in the area returns, the Partnership intends to list the property for sale. At December 31, 1995, the carrying value of this asset was $2,618,000.

Auto Retail Center in Corona, California

During 1988, the Partnership funded a loan with an original committed amount of $3,313,000 for the purpose of constructing a 39,185 square foot auto/retail center in Corona, California. The loan matured on September 1, 1989. The borrower defaulted under a forbearance agreement, and the Partnership filed a notice of default on December 14, 1990. The borrower filed for bankruptcy on February 15, 1991. A pad was sold during April 1991 resulting in the Partnership receiving a net paydown of $249,000. The Partnership provided financing to the purchaser. The Partnership took a grant deed on the property through the Bankruptcy Courts in December 1991. The subject center is 68 percent leased and the property generated net operating income of $91,000 during 1995. The center is being marketed for sale. The carrying value at December 31, 1995 is $2,580,000.

23 Acres in Riverside, California

The Partnership took a grant deed in consideration of its note secured by a third trust deed on the property during the second quarter of 1992 and paid off the second deed of trust. The carrying value at December 31, 1995 is $1,012,000. The property is encumbered by a 13.75 percent fixed rate note payable secured by a first trust deed of $650,000 payable to another financial institution which matured August 1, 1992. During 1993 and 1994, management has attempted to negotiate with the FDIC as successor to the financial institution to payoff or restructure the terms of the note secured by the first trust deed and was not successful resulting in the FDIC commencing foreclosure proceedings on the property. Throughout the two year period, the land values continued to decline and lot improvement costs significantly increased. During 1995, the original borrower has been negotiating with the FDIC to perfect a nonjudicial foreclosure on the property. Management has obtained indemnification against the damages and/or losses asserted by the FDIC related to the first trust deed, and in exchange has agreed to allow the lender to complete this foreclosure in 1996. Management has established an allowance for losses sufficient to cover the loss which will be incurred as a result of the foreclosure of this property.

6 Condominiums in Oxnard, California

During 1990, the Partnership funded a loan secured by a first trust deed with an original committed amount of $3,000,000 for the construction of 12 condominiums in Oxnard, California. The Partnership has recorded an insubstance foreclosure on these 12 condominiums. The borrower signed over control to the second trust deed holder in December 1992, the second trust deed holder, an affiliate, abandoned the property and the Partnership now controls the property. The condominiums are located adjacent to the beach. The values of beach front property have been hard hit in the local market due to the excess supply of this type of property. The Partnership has declined to assume any of the original builder's liabilities which would be required should the Partnership accept a deed in lieu of foreclosure on the property. However, the Partnership does receive 100 percent of all sales proceeds net of selling costs. As of December 31, 1995, the Partnership had sold six condominiums and is attempting to sell the remaining units. One unit is in escrow at December 31, 1995 but there is no assurance that this escrow will actually close. The carrying value at December 31, 1995 is $1,550,000. Gain on sale of the condominiums recorded in 1995 was $98,000.

Office Building in Sacramento, California

During the third quarter of 1994, the Partnership foreclosed on the loan secured by a first trust deed on an office building in Sacramento. The Partnership's $700,000 loan secured by a second trust deed on the office building was foreclosed out and charged off. An additional 10 percent interest was purchased at a discount by the Partnership from a participant in the fourth quarter of 1994 increasing its interest in the building to 55 percent. Management hired a leasing agent to increase occupancy in the building and subsequently accepted an offer on the property. The property closed escrow in January, 1995 with a total sales price of $1,150,000 and gain of $56,000.

Interest on Interest-Bearing Deposits

Interest earned on interest-bearing deposits was $102,000 in 1995, $63,000 in 1994 and $29,000 in 1993. The increase in interest on interest-bearing deposits in 1995 and 1994 is principally due to an increase in average cash balances.
Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits.

Income from Operations of Real Estate Owned

Income from operations of real estate owned for 1995, 1994 and 1993 consists of operating revenues of $784,000, $771,000 and $906,000, respectively, primarily from the Upland shopping center, the auto retail center in Corona and Westminster office building (which was sold in 1993). The income for 1995 and 1994 is from the Upland Shopping Center, the auto retail center in Corona and excludes any income from the Westminster office building.

Provision for Possible Losses

The provision for possible losses was $836,000 in 1995, $807,000 in 1994 and $5,432,000 in 1993. The 1995 provision relates primarily to the auto retail center in Corona, California and the Upland Foothill Shopping Center. The 1994 provision relates primarily to the auto retail center in Corona, the loan secured by a third trust deed on a mini-storage facility in Citrus Heights and the loan secured by a pad in Corona. The 1993 provision relates primarily to the 19 acres in Sacramento, the condominiums in Oxnard, the auto retail center in Corona, the Upland Foothill Shopping Center, the 23 acres in Riverside, the
7.83 acres in Perris, the 179 lots in Lancaster and the 283 acres in Bakersfield.

Given the current economic climate, it is possible that real estate values will continue to decline, and it is possible that there will be additional provisions in the future. However, management believes that the allowance for possible losses at December 31, 1995 is adequate to absorb the known risks in the Partnership's loan and real estate owned portfolios, including losses on pending sales and possible foreclosures.

Other Expenses

The Partnership has invested in corporations in which it has less than a majority ownership and accounts for these investments using the equity method. The Partnership's share of losses in these unconsolidated investees was $1,803,000 for 1995 and $408,000 for 1994. There was no comparable expense for 1993.
The 1995 share of losses consists primarily of provisions for losses on real estate investments related to the 179 lots in Lancaster owned by LCR and the 283 acres in Bakersfield owned by BKS.

Operating expenses from operations of real estate owned were $265,000 for 1995, $274,000 in 1994 and $437,000 in 1993. During
1995, 1994 and 1993, these expenses were associated with the Westminster office building (sold in 1993), the auto retail center in Corona, the auto retail center in San Bernardino (sold in 1993), and the Upland Shopping Center. The decrease for 1994 is primarily due to the sale of the Westminster office building and the auto retail center in San Bernardino.

Operating expenses from operations of real estate owned paid to affiliates were $54,000 for 1995, $56,000 for 1994 and $41,000 for 1993. The expenses consist of property management fees paid to affiliates of the general partners.

Expenses associated with non-operating real estate owned were $254,000 in 1995, $263,000 in 1994 and $264,000 in 1993. The
expenses relate to the 19 acres in Sacramento, the 23 acres in Riverside, the condominiums in Oxnard, the 179 lots in Lancaster and the 283 acres in Bakersfield. The 179 lots in Lancaster and the 283 acres in Bakersfield were transferred to nonconsolidated corporations in 1994.

Depreciation and amortization expense for 1995, 1994 and 1993 consists of $115,000, $111,000 and $206,000, respectively, for the Westminster office building and the Upland Shopping Center. The decrease for 1994 is due to the sale of the Westminster office building in late 1993.

Interest expense was $430,000 for 1995, $497,000 for 1994 and $547,000 for 1993. The interest expense for 1995, 1994 and 1993 relates to the underlying debt on the Upland Shopping Center and the 19 acres in Sacramento. The decrease for 1995 is due to the increase of principal on nonaccrual on the underlying intercompany debt secured by the 19 acres in Sacramento. The decrease for 1994 is due to the decrease in extension fee expense and LCR and BKS debt reduction.

General and administrative expenses, affiliates totaled $167,000 for 1995, $179,000 for 1994 and $175,000 for 1993. These
expenses are primarily salary allocation reimbursements paid to affiliates for the management of the Partnership's assets.

General and administrative expenses, nonaffiliates totaled $79,000 for 1995, $80,000 for 1994 and $138,000 for 1993. The
decreases for 1995 and 1994 are primarily due to decreases in administrative expenses associated with real estate owned.

Mortgage investment servicing fees paid to affiliates decreased to $48,000 in 1995 from $52,000 in 1994 and $73,000 in 1993.
These fees consist of amounts paid to Centennial Corporation and CMIF, Inc., an affiliate of the general partners, for servicing the Partnership's loan portfolio. The decreases for 1995 and 1994 are primarily due to the decreases in size of the Partnership's loan portfolio.

Newly Issued Accounting Pronouncement

In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used by an entity and assets to be disposed of. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Although the Partnership has not yet adopted SFAS 121, management does not expect such adoption will have a material impact on the Partnership's financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Schedules attached hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
REPORTING AND FINANCIAL DISCLOSURE

None.


                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of General Partners

The Partnership is managed by its general partners. The individual general partners' principal occupations and affiliations during the last five years are described in the following table. The general partners devote to the affairs of the Partnership such portion of their time as they consider necessary for the effective supervision of its affairs.




Name, Age and Position
Principal Occupation and
Affiliation during Last Five Years
- - -----------------------------------------------------------------
John B. Joseph
Age 57
General Partner

John B. Joseph is currently Vice Chairman of the Board of Directors and Vice President of Centennial Corporation. He is also currently Chairman of the Board and Chief Executive Officer of West Coast Bancorp ("WCB"), a publicly-held bank holding company operating in California. He has been Chairman of the Board of Directors of WCB since its inception in 1981 and CEO since April 1991. Mr. Joseph also serves, or has served, in the following capacities during the past five years: President of WCB from April 1987 to April 1991; Vice Chairman of the Board of Directors of The Centennial Group, Inc. ("CGI"), a publicly-held real estate development corporation since February 1987; Senior Executive Vice President of CGI from July 1987 to July 1993; general partner of various public and private limited partnerships engaged in real estate development and lending activities. Mr. Joseph presently holds and has held, over the past five years, various positions in the subsidiaries of WCB and CGI.

Name, Age and Position
Principal Occupation and
Affiliation during Last Five Years
- - -----------------------------------------------------------------
Ronald R. White
Age 49
General Partner

Ronald R. White is currently President and CEO of Centennial Corporation. He is also currently Executive Vice President and Vice Chairman of the Board of Directors of WCB. Mr. White has served in these capacities since April 1987. Mr. White also serves, or has served, in the following capacities during the past five years: President of WCB from 1981 to April 1987; Chairman of the Board of Directors, President and Chief Executive Officer of CGI since February 1987; general partner of various public and private limited partnerships engaged in real estate development and lending activities. Mr. White presently holds and has held, over the past five years, various positions in the subsidiaries of WCB and CGI.

Mr. Joseph has 27 years of experience in asset management in both securities and real estate. Mr. Joseph has worked in all areas of real estate. In the past, Mr. Joseph has been engaged in the syndication and management of over $100 million worth of income property, including industrial complexes, shopping centers, business centers, office buildings, commercial properties and residential units.

Mr. White's career spans the financial and management fields in both securities and real estate. Mr. White has 25 years of experience in asset management. In the past, Mr. White has been engaged in the syndication and management of over $100 million worth of income property including industrial complexes, shopping centers, business centers, office buildings, commercial properties, and residential units.

Centennial Corporation ("CC"), a privately-held corporation, whose stock is owned by affiliates of Ronald R. White and John B.
Joseph, was voted in as new general partner in 1993. CC was incorporated in 1983 to engage in the real estate lending business and to provide consulting services.

Identification of Executive Officers

The Partnership does not have officers as such. The affairs of the Partnership are managed by the general partners noted above.

Involvement in Certain Legal Proceedings

On December 13, 1991, The Centennial Group Inc., ("CGI") filed a voluntary petition for relief under Chapter XI of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of California. Messrs. Joseph and White were directors, executive officers and principal stockholders of CGI. On March 4, 1994, CGI's plan of reorganization was confirmed and the company emerged from bankruptcy proceedings.

ITEM 11.  MANAGEMENT REMUNERATION AND TRANSACTIONS

The following table summarizes the types and recipients of compensation paid and to be paid to the general partners and affiliates by the Partnership.

                                               Amount Earned/
Type of                                      Reimbursable for the
Compensation &                                   Year Ended
Name of Entity      Description of Payment    December 31, 1995
- - -----------------------------------------------------------------
Operating Stage:

Application and     An amount up to a maximum     $          ---
commitment fees     of 3 percent of the gross
- - - the general       proceeds of the offering
partner or          on any single mortgage
affiliates          investment, and an aggregate
                    maximum of 7 percent of the
                    gross proceeds of the offering,
                    payable to the general partners
                    or affiliates.  The application
                    and commitment fees are payable
                    solely from borrowers and
                    prospective borrowers and not
                    directly from the proceeds of
                    the offering.

General partners'   The general partners or       $  221,000 (1)
reimbursable        affiliates shall be entitled
expenses            to reimbursement for certain
 - general          expenses, subject to the
partner or          conditions of the Partnership
affiliates          Agreement.

General partners'   A 5 percent interest in       $          ---
interest in cash    cash flow available for
distributions       distribution for any year
- - - general           until all limited
partners or         partnership unit holders
affiliates          have received an amount
                    equal to a 12 percent
                    non-cumulative annual return
                    on their adjusted invested
                    capital, and 10 percent of
                    the balance of any cash flow
                    available for distribution
                    for such year.

Mortgage            1/4 of 1 percent of the       $   48,000 (2)
investment          maximum amount funded or to
servicing fees      be funded by the Partnership
                    on mortgage investments
                    serviced by CC and CMIF, Inc.,
                    an indirect subsidiary of CGI.

Repayment Stage:

General partners'   One percent of mortgage       $          ---
share of            reductions until all limited
mortgage            partners have received an
reductions          amount equal to their adjusted
- - - general           invested capital and cumulative
partners or         distributions (including cash
affiliates          flow available for distribution)
                    equal to a 12 percent annual
                    return with respect to their
                    adjusted invested capital, and
                    15 percent of the balance of
                    any mortgage reductions.

(1) Such reimbursable expenses include salaries and related salary expenses for services which could be performed directly for the Partnership by independent parties such as legal, clerical, accounting, financial reporting, governmental reporting, transfer agent, data processing and duplication services. Such reimbursement of expenses will be made regardless of whether any distributions are made to the limited partners.

(2) Mortgage Investment Servicing Fees are payable on the maximum amount to be funded on a Mortgage Investment from the date the Partnership first signs a letter of commitment for such Mortgage Investment. Fees shown in the table represent amounts earned by CC for servicing these mortgage investments and/or related real estate owned.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners

No persons are known by the Partnership to own beneficially more than 5 percent of the limited partnership units at December 31, 1995.

(b)  Security Ownership of Management

The percent of units, owned by Management, outstanding is less than 1 percent.

Name and address       Nature and Number of       Percent of
of Beneficial Owner      Units Outstanding      Units Outstanding
- - -----------------------------------------------------------------

Ronald R. White
1540 S. Lewis St.
Anaheim, CA  92805    Limited partnership units: 1         ---

(c)  Change in Control

The Partnership knows of no contractual arrangements which may at a subsequent date result in a change of control of the Partnership.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This disclosure is made in note 5 of the Notes to the Consolidated Financial Statements which is incorporated in this filing.


                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a)(1) and (a)(2) - See Index to Consolidated Financial
Statements and Schedules attached hereto.

(a)(3) - Exhibits.

None.

(b)(4) - Reports on Form 8-K.

None.





























Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
A California Limited Partnership


By:/s/John B. Joseph
_________________________________
John B. Joseph
General Partner                                    March 29, 1996


By:/s/Ronald R. White
_________________________________
Ronald R. White
General Partner                                    March 29, 1996


By:  CENTENNIAL CORPORATION
     General Partner

/s/John B. Joseph
_________________________________
John B. Joseph
Executive Vice President                           March 29, 1996


/s/Ronald R. White
_________________________________
Ronald R. White
President                                          March 29, 1996


/s/Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer                            March 29, 1996















           CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                        A Limited Partnership






                             ANNUAL REPORT



















                           Form 10-K
                 Consolidated Financial Statements
                   Items 8, 14(a)(1) and 14(a)(2)
                  December 31, 1995, 1994 and 1993
             (With Independent Auditors' Report Thereon)














           CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                       A Limited Partnership

                Items 8, 14(a)(1) and 14(a)(2)
           Index to Consolidated Financial Statements





Consolidated Financial Statements                            Page

Independent Auditors' Report .............................   F-2

Consolidated Balance Sheets --
 December 31, 1995 and 1994...............................   F-3

Consolidated Statements of Operations --
   Years ended December 31, 1995, 1994 and 1993...........   F-6

Consolidated Statements of Partners' Equity --
   Years ended December 31, 1995, 1994 and 1993...........   F-8

Consolidated Statements of Cash Flows --
   Years ended December 31, 1995, 1994 and 1993...........   F-9

Notes to Consolidated Financial Statements ...............   F-15

 Schedules

Schedule III - Consolidated Real Estate Owned and
  Accumulated Depreciation and Amortization. .............   F-40

Schedule IV - Mortgage Loans on Real Estate...............   F-45

All other schedules are omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or notes thereto.




                             F-1


                    INDEPENDENT AUDITORS' REPORT



To the General Partners
Centennial Mortgage Income Fund:

We have audited the consolidated financial statements of Centennial Mortgage Income Fund, a limited partnership, and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centennial Mortgage Income Fund and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                              KPMG Peat Marwick LLP

Orange County, California
March 22, 1996


                             F-2
           CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                         A Limited Partnership

                     Consolidated Balance Sheets


                     December 31, 1995 and 1994

   Assets                             1995              1994
- - -----------------------------------------------------------------
Cash and cash
  equivalents (note 5)            $  2,947,000      $  2,267,000
Short-term investments                 103,000               ---

Real estate loans
  receivable, earning                  714,000           282,000
Real estate loans
  receivable, nonearning             1,368,000         2,319,000
Real estate loans receivable
  from unconsolidated investees,
  earning (note 5)                     667,000           194,000
Real estate loans receivable
  from unconsolidated investees,
  nonearning (note 5)                2,044,000         3,846,000
- - -----------------------------------------------------------------
                                     4,793,000         6,641,000

Less allowance for possible
  loan losses (note 3)                 957,000         1,157,000
- - -----------------------------------------------------------------
Net real estate loans receivable     3,836,000         5,484,000

Real estate owned, held
  for sale, less accumulated
  depreciation of $517,000 in
  1995 and $412,000 in 1994
  (notes 6 and 7)                   10,799,000        11,435,000
Real estate owned, insubstance
  foreclosed (note 6)                1,550,000         2,385,000
- - -----------------------------------------------------------------
                                    12,349,000        13,820,000




   See accompanying notes to consolidated financial statements
                             F-3
           CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                        A Limited Partnership

                     Consolidated Balance Sheets
                           (Continued)
                     December 31, 1995 and 1994

   Assets                             1995              1994
- - -----------------------------------------------------------------
  Less allowance for possible
   losses on real estate
   owned (note 4)                    4,523,000         4,013,000
- - -----------------------------------------------------------------
    Net real estate owned            7,826,000         9,807,000

Accrued interest receivable             18,000            42,000
Other assets                           112,000            88,000
- - -----------------------------------------------------------------
                                 $  14,842,000     $  17,688,000
=================================================================


























  See accompanying notes to consolidated financial statements
                             F-4
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

                 Consolidated Balance Sheets
                         (Continued)


                 December 31, 1995 and 1994

  Liabilities and Partners' Equity       1995          1994
- - -----------------------------------------------------------------
Notes payable (note 7)               $  4,010,000   $  4,019,000
Notes payable to affiliates (note 5)       90,000        144,000
Accounts payable and
  accrued liabilities                      51,000         55,000
Interest and property taxes
  payable on real estate owned             11,000          8,000
Interest payable to affiliates on
  notes secured by real estate            171,000        172,000
Payable to affiliates (note 5)              4,000          9,000
Deferred profit on equity participation   559,000        559,000
- - -----------------------------------------------------------------
   Total liabilities                    4,896,000      4,966,000

Partners' equity (deficit)
  -- 38,729 limited partnership
  units outstanding in 1995 and 1994
    General partners                     (525,000)      (525,000)
    Limited partners                   10,471,000     13,247,000
- - -----------------------------------------------------------------
    Total partners' equity              9,946,000     12,722,000

Contingencies (note 8)
- - -----------------------------------------------------------------
                                     $ 14,842,000   $ 17,688,000
=================================================================









   See accompanying notes to consolidated financial statements
                             F-5
          CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                        A Limited Partnership

               Consolidated Statements of Operations

             Years ended December 31, 1995, 1994 and 1993

                          1995          1994          1993
- - -----------------------------------------------------------------
Revenue:
Interest on loans
  to affiliates,
  including fees
  (note 5)            $    41,000    $      ---     $      ---
Interest on loans to
  nonaffiliates,
  including fees           78,000       186,000         311,000
Interest on
  interest-bearing
  deposits (note 5)       102,000        63,000          29,000
Gain on sale of property  154,000        76,000             ---
Income from operations
  of real estate owned    784,000       771,000         906,000
- - -----------------------------------------------------------------
    Total revenue       1,159,000     1,096,000       1,246,000
- - -----------------------------------------------------------------
Expenses:
Provision for
  possible losses
  (notes 3 and 4)         836,000       807,000       5,432,000
Share of losses
  in unconsolidated
  investees (note 5)    1,803,000       408,000             ---
Operating expenses
  from operations
  of real estate owned    265,000       274,000         437,000
Operating expenses
  from operations of
  real estate owned
  paid to affiliates
  (note 5)                 54,000        56,000          41,000
Expenses associated
  with non-operating
  real estate owned       254,000       263,000         264,000


  See accompanying notes to consolidated financial statements
                             F-6
          CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                        A Limited Partnership

               Consolidated Statements of Operations
                         (Continued)

             Years ended December 31, 1995, 1994 and 1993

                          1995          1994             1993
- - -----------------------------------------------------------------
Depreciation and
  amortization expense    115,000       111,000         206,000
Interest expense          430,000       497,000         547,000
Loss on sale
  of property                 ---           ---          37,000
General and
  administrative,
  affiliates (note 5)     167,000       179,000         175,000
General and
  administrative,
  nonaffiliates            79,000        80,000         138,000
Mortgage investment
  servicing fees paid
  to affiliates (note 5)   48,000        52,000          73,000
- - -----------------------------------------------------------------
    Total expenses      4,051,000     2,727,000       7,350,000
- - -----------------------------------------------------------------
Net loss before
  minority interest   $(2,892,000)  $(1,631,000)    $(6,104,000)

Minority
  interest (note 5)       116,000       345,000         136,000
- - -----------------------------------------------------------------
  Net loss            $(2,776,000)  $(1,286,000)    $(5,968,000)
=================================================================
Net loss per limited
  partnership unit    $    (71.68)  $    (33.21)    $   (154.10)
=================================================================







  See accompanying notes to consolidated financial statements
                             F-7
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                    A Limited Partnership

          Consolidated Statements of Partners' Equity

          Years ended December 31, 1995, 1994 and 1993

                                                        Total
                         General        Limited        Partners'
                         Partners       Partners         Equity
- - -----------------------------------------------------------------
Balance at
  December 31, 1992   $  (525,000)   $ 20,501,000   $ 19,976,000

Net loss                      ---      (5,968,000)    (5,968,000)
- - -----------------------------------------------------------------
Balance at
  December 31, 1993      (525,000)     14,533,000     14,008,000

Net loss                      ---      (1,286,000)    (1,286,000)
- - -----------------------------------------------------------------
Balance at
  December 31, 1994      (525,000)     13,247,000     12,722,000

Net loss                      ---      (2,776,000)    (2,776,000)
- - -----------------------------------------------------------------
Balance at
  December 31, 1995   $  (525,000)   $ 10,471,000   $  9,946,000
=================================================================















  See accompanying notes to consolidated financial statements
                             F-8
       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                  A Limited Partnership

          Consolidated Statements of Cash Flows

      Years ended December 31, 1995, 1994 and 1993

                          1995           1994          1993
- - -----------------------------------------------------------------
Cash flow from
 operating activities:
  Net loss         $  (2,776,000)  $  (1,286,000)  $  (5,968,000)
  Adjustments to
   reconcile net
   loss to net cash
   used in operating
   activities:
     Amortization
      of unearned
      loan fees              ---          (1,000)         (5,000)
     Depreciation
      and amortization   115,000         111,000         206,000
     Provision for
      possible losses    836,000         807,000       5,432,000
     Interest accrued to
      principal on loans
      to affiliates      (47,000)            ---             ---
     Minority interest  (116,000)       (345,000)       (136,000)
     (Gain) loss on
      sale of real
      estate owned      (154,000)        (76,000)         37,000
     Equity in losses
      of unconsolidated
      investees        1,803,000         408,000             ---
Changes in assets
  and liabilities:
   (Increase) decrease
    in accrued interest
    receivable            24,000         (15,000)         36,000
   (Increase) decrease
    in other assets      (34,000)         37,000         105,000
   Increase (decrease) in
    accounts payable and
    accrued liabilities   (4,000)        (34,000)         28,000

  See accompanying notes to consolidated financial statements
                             F-9
       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                  A Limited Partnership

          Consolidated Statements of Cash Flows
                       (Continued)

      Years ended December 31, 1995, 1994 and 1993
                          1995           1994          1993
- - -----------------------------------------------------------------
   Increase in interest
    and property taxes
    payable on real
    estate owned           3,000          19,000         109,000
   Increase (decrease) in
    payable to affiliates (5,000)          4,000          (2,000)
   Decrease in
    interest payable
    to affiliates on
    notes secured by
    real estate           (1,000)            ---             ---
   Deferred profit
    recognized               ---         (75,000)        (15,000)
- - -----------------------------------------------------------------
     Net cash used in
      operating
      activities        (356,000)       (446,000)       (173,000)
- - -----------------------------------------------------------------
Cash flows from
  investing activities:
   Principal collected
    on loans             288,000         515,000         281,000
   Advances on loans
    made to customers        ---        (161,000)        (76,000)
   Advances on loans
    made to affiliates  (429,000)     (1,442,000)            ---
   Proceeds from
    sale of real
    estate owned       1,285,000         681,000       2,488,000
   Capital
    expenditures for
    real estate owned    (58,000)       (187,000)       (160,000)
   Increase in short-term
    investments         (103,000)            ---             ---
- - -----------------------------------------------------------------


See accompanying notes to consolidated financial statements
                             F-10
       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                  A Limited Partnership

          Consolidated Statements of Cash Flows
                   (Continued)

      Years ended December 31, 1995, 1994 and 1993

                            1995           1994          1993
- - -----------------------------------------------------------------
    Net cash provided
     by (used in)
     investing
     activities          983,000        (594,000)      2,533,000
- - -----------------------------------------------------------------
Cash flows from
  financing activities:
   Proceeds from
    notes payable
    to affiliates         62,000          36,000          21,000
   Repayment of
    notes payable
    to nonaffiliates      (9,000)         (8,000)        (11,000)
- - -----------------------------------------------------------------
   Net cash
    provided by
    financing
    activities     $      53,000   $      28,000   $      10,000
- - -----------------------------------------------------------------
Net increase
  (decrease) in
  cash and cash
  equivalents            680,000      (1,012,000)      2,370,000
Cash and cash
  equivalents at
  beginning of year    2,267,000       3,279,000         909,000
- - -----------------------------------------------------------------
Cash and cash
  equivalents
  at end of year   $   2,947,000   $   2,267,000   $   3,279,000
=================================================================





See accompanying notes to consolidated financial statements
                             F-11
       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                  A Limited Partnership

          Consolidated Statements of Cash Flows
                     (Continued)
      Years ended December 31, 1995, 1994 and 1993

                          1995           1994          1993
- - -----------------------------------------------------------------
Supplemental
  schedule of
  cash flow
  information:
   Cash paid during
    the year for:
      Interest        $   401,000    $    393,000    $   390,000
- - -----------------------------------------------------------------
Supplemental
  schedule of
  noncash investing
  and financing
  activities:
Increase in real
  real estate
  owned through
  foreclosure of
  real estate
  loans receivable    $       ---    $    540,000    $ 5,403,000
New notes
  receivable from
  sale of real
   estate owned               ---             ---        119,000
Increase in real
  estate owned through
  assumption of
  note payable                ---             ---      1,227,000
Increase in real
  estate owned and
  note payable to
  affiliates
  resulting from
  the consolidation
  of a new subsidiary        ---              ---        352,000



  See accompanying notes to consolidated financial statements
                             F-12
       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                  A Limited Partnership

          Consolidated Statements of Cash Flows
                     (Continued)

      Years ended December 31, 1995, 1994 and 1993

                          1995           1994          1993
- - -----------------------------------------------------------------
Increase in
  interest and
  property taxes
  payable on real
  estate owned
  through insubstance
  foreclosure of
  real estate
  loans receivable           ---              ---        327,000
Decrease in real
  estate owned and
  related allowance
  for losses resulting
  from partial
  writedown or chargeoff
  of property            293,000        1,029,000      1,627,000
Increase in notes
  payable resulting
  from the consolidation
  of a new subsidiary        ---              ---        123,000
Decrease in real
  estate owned through
  transfer of
  ownership (note 5)         ---        6,443,000            ---
Decrease in
  allowance for losses
  resulting from
  partial chargeoff of
  loans receivable
  and real estate
  owned upon
  transfer of
  ownership (note 5)         ---        2,009,000            ---



  See accompanying notes to consolidated financial statements
                             F-13
       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                  A Limited Partnership

          Consolidated Statements of Cash Flows
                     (Continued)
      Years ended December 31, 1995, 1994 and 1993

                          1995           1994          1993
- - -----------------------------------------------------------------
Decrease in notes
  payable through
  transfer of
  ownership (note 5)         ---        1,104,000             ---
Decrease in
  interest and
  property taxes
  payable on real
  estate owned
  through transfer
  of ownership (note 5)       ---         326,000             ---
Increase in real
  estate loans from
  affiliates through
  transfer of
  ownership (note 5)          ---       3,004,000             ---
Decrease in
  real estate
  owned and notes
  payable to
  affiliates due
  to retroactive
  reduction in
  note balance                ---         120,000             ---
Decrease in
  accrued interest
  receivable through
  renegotiation of loan       ---          20,000             ---
Decrease in real
  estate loans and
  related allowance for
  losses resulting from
  partial writedown
  or chargeoff            233,000          15,000       1,210,000


   See accompanying notes to consolidated financial statements
                             F-14
       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                    A Limited Partnership

          Notes to Consolidated Financial Statements

                December 31, 1995, 1994, 1993

(1)  Summary of Significant Accounting Policies

Business

Centennial Mortgage Income Fund (the "Partnership") has historically invested in commercial, industrial and residential income-producing real property through mortgage investments consisting of participating first mortgage loans, other equity participation loans, construction loans, and wrap-around and other junior loans. The Partnership's underwriting policy for granting credit was to fund loans secured by first and second deeds of trust on real property. The Partnership's area of concentration is in California. In the normal course of business, the Partnership participated with other lenders in extending credit to single borrowers; the Partnership did this in an effort to decrease credit concentrations and provide a greater diversification of credit risk.

As of December 31, 1995, a majority of the loans secured by operating properties have been repaid to the Partnership. However, during recent years, real estate market values for undeveloped land in California have declined severely. As the loans secured by undeveloped land and certain operating properties became delinquent, management of the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership has become a direct investor in this real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell this real estate owned. The real estate owned balance at December 31, 1993 was $21,394,000 decreasing to $13,820,000 at year end 1994 and decreasing to $12,349,000 at year end 1995. The decrease from 1993 to 1994 was principally the result of $6,443,000 of real estate being transferred to unconsolidated investees and the chargeoff of or writedown of $1,029,000 of real estate.







                             F-15
Basis of Presentation

The Partnership formed several subsidiaries to own and operate certain of its real estate assets. The corporations formed were BNN Development, Inc., ("BNN"), Upland Foothill Retail, Inc., ("Upland"), CPI Development, Inc., ("CPI"), DKPM Development, Inc., ("DKPM"), Grand Plaza Auto Retail, Inc., ("Grand Plaza"), LCR Development, Inc., ("LCR"), BKS Development, Inc., ("BKS") and KJC Development, Inc., ("KJC").

The Partnership owns a 100 percent interest in Upland, CPI and DKPM, 86.25 percent interest in BNN, 86.7 percent interest in Grand Plaza, 33.33 percent interest in KJC and 50 percent interest in LCR and BKS. Several of the Partnership's assets have been transferred to these new corporations, at the Partnership's cost basis, in transactions which included no cash down with the Partnership carrying a substantial portion of the financing. These corporations have been consolidated in the accompanying consolidated financial statements, and all significant intercompany balances and transactions have been eliminated in consolidation.

As the Partnership's ownership interest in LCR and BKS is more than 20 percent but does not exceed 50 percent, the Partnership accounts for its ownership interest using the equity method. Under the equity method of accounting, these loans are a component of the Partnership's investment in LCR and BKS, and therefore the Partnership has recorded losses by LCR and BKS as a reduction of the carrying value of these loans receivable (see note 5).

Organization

The Partnership was organized on December 13, 1983 in accordance with the provisions of the California Limited Partnership Act. The Partnership commenced operations in 1984. The general partners are John B. Joseph, Ronald R. White and Centennial Corporation ("CC"), a privately-held California corporation whose stock is owned by affiliates of Messrs. Joseph and White. During 1992, West Coast Bancorp (WCB) resigned as general partner of the Partnership.

Cash available for distribution, as defined in the Partnership Agreement, is to be allocated 95 percent to the limited partners and 5 percent to the general partners until each limited partner has received an amount equal to a 12 percent non-cumulative annual return on their adjusted invested capital (as defined in

                             F-16
the Partnership Agreement). Thereafter, cash available for distribution is to be allocated 90 percent to the limited partners and 10 percent to the general partners. All distributions of mortgage reductions (as defined in the Partnership Agreement) shall be distributed 99 percent to the limited partners and 1 percent to the general partners, until each limited partner has received a 12 percent cumulative annual return on his adjusted invested capital, after which such amounts are to be distributed 85 percent to the limited partners and 15 percent to the general partners. These amounts may be adjusted subject to the provisions of the Partnership Agreement. In order to properly reflect the economic effect of the allocations discussed above, the Partnership has allocated financial statement net earnings (losses) 95 percent to the limited partners and 5 percent to the general partners through 1992. Based upon the various terms of the Partnership Agreement, it is improbable that the general partners would be required to make any capital contributions to the Partnership in excess of their negative capital account as of December 31, 1992. Accordingly, the Partnership has allocated 100 percent of the 1995, 1994 and 1993 losses to the limited partners.

Real Estate Loans and Allowance for Possible Loan Losses

Loans are reported at the principal amount outstanding, net of unearned income and the allowance for possible loan losses.
Interest accrual is discontinued when, in the opinion of management, its collection is deemed doubtful.

The allowance for possible loan losses is established through a provision for possible losses charged to expense. Loans are charged against the allowance for possible loan losses when management believes that the collectibility of principal is unlikely.

Management believes that the allowance for possible loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

Impaired Loans

Effective January 1, 1995, the Partnership adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and


                             F-17

Disclosures" ("SFAS 118"). Under SFAS 114, a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e. both principal and interest) according to the original contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. SFAS 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. Although the adoption of SFAS 114, as amended by SFAS 118, had no material impact on the Partnership's consolidated financial statements, pursuant to the provisions of SFAS 118, the Partnership reclassified a loan totaling $291,000 which was formerly classified as insubstance foreclosure net of related notes payable, accrued interest and property taxes at December 31, 1994 and 1993, to impaired loans receivable at December 31, 1995.
This reclassification was also reflected in the December 31, 1994 consolidated balance sheet. The Partnership's previously existing policy of measuring loan impairment was consistent with methods prescribed in these standards.

The Partnership considers a loan to be impaired when based upon current information and events, it believes it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement. In determining impairment, the Partnership considers large non-homogeneous loans including nonaccrual loans, troubled debt restructuring and performing loans which exhibit, among other characteristics, high loan-to-value ratios, low debt-coverage ratios, or other indications that the borrowers are experiencing increased levels of financial difficulty. The Partnership bases the measurement of collateral-dependent impaired loans on the fair value of the loan's collateral. The amount by which the recorded investment of the loan exceeds the measure of the impaired loan's value is recognized by recording a valuation allowance.

Real Estate Owned

The Partnership accounts for foreclosed assets using the American Institute of Certified Public Accountants Statement of Position 92-3 ("SOP 92-3"), "Accounting for Foreclosed Assets." SOP 92-3 indicates that foreclosed assets are presumed held for sale and not for the production of income. Accordingly, foreclosed assets


                             F-18

held for sale are to be carried at the lower of cost or fair value minus estimated costs to sell. The cost of such assets at the time of foreclosure is the fair value of the asset foreclosed. Immediately after foreclosure, a valuation allowance is recognized for estimated costs to sell through a charge to income. All of the Partnership's real estate owned, including insubstance foreclosures, is presumed held for sale.

The Partnership considers collateral for a loan "insubstance" foreclosed only when the borrower actually surrenders the collateral to the creditor and the creditor receives physical possession of the borrower's assets.

Loan Fees

Origination fees and direct costs associated with lending are netted and amortized to interest income as an adjustment to yield over the respective lives of the loans using the interest method.

Deferred Profit on Equity Participation

Deferred profit on equity participation represents the Partnership's portion of equity from real estate loans/investments that was earned, but has not yet been paid by the borrower. Generally, revenue is recognized when collection of the deferred profit becomes assured. During 1994 and 1993, $75,000 and $15,000, respectively, was recognized as revenue to the extent cash was received. No deferred profit was recognized during 1995.

Income Taxes

Under provisions of the Internal Revenue Code and the California Revenue and Taxation Code, partnerships are generally not subject to income taxes. For tax purposes, any income or losses realized are those of the individual partners, not the Partnership. The Partnership reports certain transactions differently for tax and financial statement purposes. The following is a recap of current and cumulative temporary differences between earnings using generally accepted accounting principles (GAAP) and taxable earnings:







                             F-19

Current Temporary Differences      Partnership          Corporations
Total
- - --------------------------------------------------------------------------------
- - ----------
GAAP loss for the year
  ended December 31, 1995          $(1,990,000)       $   (786,000)
$(2,776,000)
Provision for losses                  (313,000)            635,000
322,000
Chargeoffs deductible
  for tax purposes                    (391,000)                ---
(391,000)
Accrued expenses deducted
  using the cash method                    ---             (13,000)
(13,000)
Rental income capitalized for GAAP
  but taxed in prior periods            68,000                 ---
68,000
Carrying costs expensed
  for books and capitalized
  for tax purposes                         ---             249,000
249,000
Depreciation                               ---             (38,000)
(38,000)
Minority interest share of
  losses not taxable                       ---            (116,000)
(116,000)
Share of losses in unconsolidated
 investees not deductible            1,803,000                 ---
1,803,000
Interest income accrued
  for tax, not for GAAP                162,000                 ---
162,000
- - --------------------------------------------------------------------------------
- - ----------
Taxable loss for the year
  ended December 31, 1995          $  (661,000)        $   (69,000)       $
(730,000)
================================================================================
==========
Taxable earnings allocable to
  General Partners                 $       ---
================================================================================
==========
Taxable loss per
  limited partner unit             $    (17.07)
================================================================================
==========

                                             F-20

                                                December 31, 1995
- - -----------------------------------------------------------------

Cumulative Temporary Differences     Partnership    Corporations
- - -----------------------------------------------------------------
Provision for losses                $  2,946,000    $  2,534,000
Chargeoffs on foreclosures not
  deductible for tax purposes          3,535,000             ---
Deferred profit previously taxable       559,000             ---
Accrued expenses not deducted for tax
  purposes using the cash basis              ---       1,354,000
Carrying costs expensed for books
  and capitalized for tax purposes           ---         836,000
Depreciation                                 ---        (122,000)
Net operating loss carryforwards             ---         223,000
Interest income accrued for
  tax, not for GAAP                      338,000             ---
Minority interest
  in losses not taxable                      ---        (629,000)
Share of losses in
  unconsolidated investees
  not deductible                       2,211,000             ---
- - -----------------------------------------------------------------
Total cumulative
  temporary differences             $  9,589,000    $  4,196,000
=================================================================


The cumulative temporary partnership differences shown above, which total approximately $248.00 per limited partnership unit, should reverse when the Partnership liquidates its investments. There can be no assurance that these will be realized as future operations of the Partnership could result in greater or lesser amounts of allocable tax losses to the limited partners. In addition, the deductibility of taxable losses is dependent upon each limited partners' individual tax position. The reversal of these differences will result in future taxable income or loss per limited partnership unit which is less than the Partnership will report for financial statement purposes. Management believes that the share of losses in unconsolidated investees is a temporary difference since the Partnership holds approximately $4,900,000 in notes receivable from these investees, a portion of which could be charged to bad debt expense should these investees liquidate their single property holdings at current carrying values.
                             F-21

In addition, as of December 31, 1995, the Partnership held approximately $6,100,000 in loans receivable from the consolidated corporations. These loans have been eliminated in the Partnership's consolidated financial statements. It is anticipated that the temporary differences should reverse on the corporations' returns when the corporations liquidate their investments. If these investments are liquidated at current carrying values, the Partnership should be able to deduct bad debt expense on its tax returns in the approximate amount of the temporary differences shown above which is approximately $108.00 per limited partnership unit.

The subsidiary corporations are subject to taxation and account for income taxes under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach to establishing deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the corporations' assets and liabilities. No benefit for cumulative differences related to the corporations has been recorded in the consolidated financial statements due to the improbability of realization. Future consolidated financial statements could reflect income tax expense in the event that these newly formed corporations generate profits in excess of operating loss carryforwards available. Some of the subsidiary corporations are cash basis taxpayers.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents includes cash and interest-bearing deposits with original maturities of three months or less.

Short-term Investments

Short-term investments include certificates of deposits with original maturities greater than 90 days but less than one year.

Net Loss Per Limited Partnership Unit

Net loss per limited partnership unit for financial statement purposes was based on the weighted average number of limited partnership units outstanding of 38,729 in 1995, 1994 and 1993.





                             F-22
Depreciation and Amortization

Depreciation and amortization of real estate assets is charged to expense on a straight-line basis over the estimated useful lives of the assets; 31.5 years for buildings, or, in the case of tenant improvements, over the terms of the leases from 6 months to 14 years if shorter than the estimated useful lives.

Revenue Recognition

Revenue from rental income on real estate owned is recognized on a straight-line basis over the life of the lease when payments become due under operating leases. The Partnership has recognized gains on the sale of real estate owned in full as the gains are determinable and the earnings process is complete.

Reclassifications

Certain amounts in the 1994 and 1993 consolidated financial statements have been reclassified to conform to the 1995 presentation.

(2)  Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107 "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"), requires that the Partnership disclose estimated fair values for its financial instruments as well as the methods and significant assumptions used to estimate fair values. The following information does not purport to represent the aggregate net fair value of the Partnership.

The following methods and assumptions were used by the Partnership in estimating the fair value of each class of financial instrument.

Cash and Cash Equivalents

The carrying amount, which is cost, is assumed to be the fair value because of the liquidity of these instruments.

Short-Term Investments

The carrying amount is estimated to be fair value because the funds were invested at current market rates on December 26, 1995.




                             F-23

Accrued Interest Receivable, Accounts Payable and Accrued
Liabilities and Interest and Property Taxes Payable

Carrying amounts approximate fair value because of the short-term maturity of these instruments, or they are due on demand.

Real Estate Loans Receivable, Earning and Nonearning

The net carrying value of the real estate loans receivable, earning and nonearning, is estimated to be fair value.
Management believes these loans are impaired, and in accordance with SFAS 114 and SFAS 118, as discussed in note 1, the loans are carried at the fair value of the underlying real estate collateral.

Real Estate Loans Receivable from Unconsolidated Investees,
Earning

The carrying value of real estate loans receivable from unconsolidated investees, earning is estimated to be fair value.
These loans reprice at market rate each time the reference rate is adjusted.

Notes Payable

The carrying value of notes payable to nonaffiliates approximate fair value due to the short-term maturities of these instruments.

Notes Payable to Affiliates

As discussed in note 5, the notes payable to affiliates are reduced by the cumulative minority interest losses to reflect the net outstanding payable to the affiliate. Therefore, the carrying value of these instruments is estimated to be fair value.













                             F-24
(3)  Allowance for Possible Loan Losses

Changes in the allowance for possible loan losses are as follows:

                           1995           1994         1993
- - -----------------------------------------------------------------
Balance at
  beginning of year      $1,157,000    $  999,000    $ 2,360,000
Transfer to allowance
  for possible losses
  on real estate owned          ---      (116,000)    (1,156,000)
Loans charged-off          (233,000)      (15,000)    (1,210,000)
Provision for
  possible loan losses       33,000       289,000      1,005,000
- - -----------------------------------------------------------------
Balance at end of year   $  957,000    $1,157,000    $   999,000
=================================================================

At December 31, 1995, the carrying value of loans that are considered to be impaired under SFAS 114 totaled $4,126,000 (of which $3,412,000 were on nonaccrual status). At December 31 1995, the allowance for possible loan losses determined in accordance with the provisions of SFAS 114, related to loans considered to be impaired under SFAS 114 totaled $957,000. There were three loans to unconsolidated investees considered impaired under SFAS 114 for which there is no related allowance for possible loan losses at December 31, 1995. However, as discussed in note 5, the unconsolidated investees have recorded an allowance for losses of $3,480,000 and the Partnership's proportionate share of the losses in unconsolidated investees reflects this allowance. Two of the loans receivable are recorded with a corresponding deferred profit liability of $559,000. There was a $1,000 investment in impaired loans during the year ended December 31, 1995. For the year ended December 31, 1995, the Partnership recognized interest income on these impaired loans of $13,000. There was no interest income recognized using the cash basis method of income during the year ended December 31, 1995. If these loans had been current throughout their terms, interest income would have increased approximately $646,000, $543,000 and $225,000 for the years ended December 31, 1995, 1994 and 1993, respectively.





                             F-25

(4)  Allowance for Possible Losses on Real Estate Owned

Changes in the allowance for possible losses on real estate owned are as follows:


                         1995            1994            1993
- - -----------------------------------------------------------------
Balance at
  beginning of year   $  4,013,000    $  6,417,000   $ 2,461,000
Transfer from
  allowance for
  possible loan losses         ---         116,000     1,156,000
Provision for losses       803,000         518,000     4,427,000
Real estate owned
  charged-off             (293,000)     (3,038,000)   (1,627,000)
- - -----------------------------------------------------------------
Balance at
  end of year         $  4,523,000    $  4,013,000   $ 6,417,000
=================================================================

(5)  Transactions with Affiliates

Under the provisions of the Partnership Agreement, CC and CMIF, Inc., an affiliate of the general partners, are entitled to receive from the Partnership mortgage investment servicing fees for loans serviced equal to an annual rate of 1/4 of 1 percent of the committed amounts to be funded by the Partnership. The Partnership accrued $9,000 and $73,000 of mortgage investment servicing fees payable to CMIF, Inc. in 1994 and 1993, respectively, of which $11,000 and $69,000 were paid in 1994 and 1993 respectively. The Partnership incurred $48,000 and $43,000 of mortgage investment servicing fees payable to CC in 1995 and 1994 of which $53,000 and $34,000 were paid in 1995 and 1994.

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested


                             F-26
capital; however, the general partners are entitled to receive a minimum 5 percent interest in cash available for distribution in any year until the provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Under this provision, payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners in 1995, 1994 or 1993.

As discussed in note 1, the Partnership owns 50 percent of the stock of two corporations which have not been consolidated in the accompanying financial statements, LCR and BKS. The balance of stock in these corporations is owned by Centennial Mortgage Income Fund II ("CMIF II"), an affiliate. LCR has invested in a joint venture, Silverwood Homes ("Silverwood") which is constructing homes. The Partnership has participated in making several loans to these corporations and this joint venture.
Under the equity method of accounting, these loans are a component of the Partnership's investment in LCR and BKS, and therefore the Partnership has recorded losses by LCR and BKS as a reduction of the carrying value of these loans receivable.


























                             F-27

A summary of these real estate loans receivable from unconsolidated investees as of December 31, 1995 is as follows:

                                                          Net
                         Principal      Losses          Carrying
                          Balance       Offset           Value
- - -----------------------------------------------------------------
Unsecured note
  receivable from LCR   $ 1,250,000    $       ---   $ 1,250,000

50 percent interest
  in unsecured note
  receivable from LCR     1,055,000        595,000       460,000

50 percent interest
  in note receivable
  secured by a first
  trust deed from BKS     1,947,000      1,613,000       334,000

50 percent interest
  in development loan
  secured by a first
  trust deed from
  Silverwood                352,000            ---       352,000

50 percent interest
  in construction loan
  secured by a first
  trust deed from
  Silverwood                161,000            ---       161,000

50 percent interest
  in construction loan
  secured by a first
  trust deed from
  Silverwood                154,000            ---       154,000
- - -----------------------------------------------------------------
Totals                  $ 4,919,000    $ 2,208,000   $ 2,711,000






                             F-28
A summary of these real estate loans receivable from unconsolidated investees as of December 31, 1994 is as follows:

                                                          Net
                         Principal      Losses          Carrying
                          Balance       Offset           Value
- - -----------------------------------------------------------------
Unsecured note
  receivable from LCR   $ 1,250,000    $       ---   $ 1,250,000

50 percent interest
  in unsecured note
  receivable from LCR     1,056,000        157,000       899,000

50 percent interest in
  development loan
  secured by first
  trust deeds from LCR      194,000            ---       194,000

50 percent interest
  in note receivable
  secured by first
  trust deed from BKS     1,946,000        249,000     1,697,000
- - -----------------------------------------------------------------
Totals                  $ 4,446,000    $   406,000   $ 4,040,000

In February 1994, the Partnership assigned its 50 percent interest in a construction loan secured by a second trust deed, which was participated with CMIF II, to LCR in order to facilitate LCR's foreclosure of 179 lots in Lancaster, California. In anticipation of this foreclosure, LCR purchased the underlying note secured by a first trust deed on the property with funds provided by a $1,250,000 unsecured note payable to the Partnership by LCR. CMIF II also assigned its 50 percent interest in the construction loan secured by a second trust deed to LCR. In exchange for the assignments of their notes secured by a second trust deed, the Partnership and CMIF II each received a 50 percent interest in an unsecured note due from LCR with a principal balance of $2,115,000 and $2,522,000 as of December 31, 1995 and 1994, respectively. The Partnership has not accrued its share of interest on these unsecured notes which was approximately $401,000 and $218,000 as of December 31, 1995 and 1994, respectively.



                             F-29
LCR has entered into a joint venture agreement entitled
Silverwood with Home Devco, ("Home Devco"), an affiliate of the general partners of the Partnership, to construct and sell single-family homes at the project. LCR has contributed the 179 lots to the joint venture as its initial capital contribution. As LCR has a 99.99 percent ownership interest in the joint venture, Silverwood has been consolidated with LCR and the contribution of these lots to the joint venture has no effect on the financial position of LCR.

The consolidated balance sheets and statements of operations of LCR have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for LCR at December 31, 1995 and 1994 and for the years ended December 31, 1995 and 1994:

































                             F-30



                       LCR Development, Inc.
                    Consolidated Balance Sheets

                                   December 31,     December 31,
  Assets                               1995             1994
- - -----------------------------------------------------------------
Cash                               $       ---      $     2,000

Real estate owned                    4,973,000        3,766,000
Less allowance for losses on
  real estate investments              787,000              ---
- - -----------------------------------------------------------------
Net real estate owned                4,186,000        3,766,000

Organization costs                       2,000            2,000
- - -----------------------------------------------------------------
                                   $ 4,188,000      $ 3,770,000
=================================================================

  Liabilities and Stockholders' Deficit
- - -----------------------------------------------------------------
Notes payable to affiliates          5,065,000        3,772,000
Accounts payable
  and accrued liabilities                1,000              ---
Interest and property taxes
  payable on real property             312,000          312,000
Payable to affiliates                    1,000              ---
- - -----------------------------------------------------------------
Total liabilities                    5,379,000        4,084,000

Stockholders' deficit               (1,191,000)        (314,000)
- - -----------------------------------------------------------------
                                   $ 4,188,000      $ 3,770,000
=================================================================









                             F-31

                   LCR Development, Inc.
            Consolidated Statements of Operations


                              Year ended           Year ended
                          December 31, 1995     December 31, 1994
- - -----------------------------------------------------------------
Interest expense               $  93,000         $  313,000
Provision for losses on
  real estate investments        787,000                ---
General and administrative        (3,000)             3,000
- - -----------------------------------------------------------------
Net loss                       $ 877,000         $  316,000
=================================================================

LCR has not accrued interest on the notes payable to the Partnership that the Partnership has classified as nonearning.
Because the Partnership accounts for these loans as a component of its equity investment in LCR, any effect on the Partnership would be eliminated in consolidation.

As discussed above, the Partnership holds 50 percent of the stock of BKS with CMIF II. In 1994, the Partnership and CMIF II assigned to BKS their 50 percent interests in a note receivable secured by a first trust deed on a 283 acre residential tract in Bakersfield, California. BKS foreclosed on this property on August 8, 1994. In exchange for their assignments, the Partnership and CMIF II each received a 50 percent interest in a new note from BKS secured by a first trust deed on the property. The Partnership ceased accruing interest on this new note on January 1, 1995. The nonaccrued interest was approximately $414,000 as of December 31, 1995.

The balance sheets and statements of operations of BKS have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for BKS at December 31, 1995 and 1994 and for the years ended December 31, 1995 and 1994:





                             F-32

                    BKS Development, Inc.
                        Balance Sheets

                              December 31,         December 31,
  Assets                          1995                1994
- - -----------------------------------------------------------------
Cash                           $     1,000         $     1,000

Real property                    5,200,000           5,199,000
Less allowance for losses
  on real estate investments     2,693,000                 ---
- - -----------------------------------------------------------------
Net real estate owned            2,507,000           5,199,000
- - -----------------------------------------------------------------
                               $ 2,508,000         $ 5,200,000
=================================================================

  Liabilities and Stockholders' Deficit
- - -----------------------------------------------------------------
Bonds payable                      899,000             898,000
Notes payable to affiliates      3,893,000           3,893,000
Interest and property taxes
   payable on real property        943,000             908,000
- - -----------------------------------------------------------------
Total liabilities                5,735,000           5,699,000

Stockholders' deficit           (3,227,000)           (499,000)
- - -----------------------------------------------------------------
                               $ 2,508,000         $ 5,200,000
=================================================================














                             F-33

                    BKS Development, Inc.
                   Statements of Operations

                            Year ended             Year ended
                         December 31, 1995      December 31, 1994
- - -----------------------------------------------------------------
Interest and property
  tax expense               $    35,000           $   499,000
Provision for losses          2,693,000                   ---
General and administrative          ---                 2,000
- - -----------------------------------------------------------------
Net loss                    $ 2,728,000           $   501,000
=================================================================

BKS has not accrued interest on the note payable to the Partnership that the Partnership has classified as nonearning.
Because the Partnership accounts for this loan as a component of its equity investment in BKS, any effect on the Partnership would be eliminated in consolidation.

At the time of the foreclosure by LCR and BKS discussed above, the Partnership had accounted for its interests in the notes secured by a second trust deed and first trust deed as having been insubstance foreclosed. A summary of the effects of the foreclosures on the Partnership's balance sheet during 1994 is as follows:

                            LCR          BKS            TOTAL
- - -----------------------------------------------------------------
Decrease in real
  estate owned          $ 2,543,000    $ 3,900,000    $ 6,443,000
Increase in
  real estate loans       1,057,000      1,947,000      3,004,000
Decrease in allowance
  for possible losses
  on real estate owned      709,000      1,300,000      2,009,000
Decrease in notes payable   655,000        449,000      1,104,000
Decrease in interest
  and property
  taxes payable             122,000        204,000        326,000

                             F-34
The Partnership reimburses the general partner and its affiliates for expenses incurred on behalf of the Partnership for services such as salaries, legal, accounting, property management and other such services. The general partners and affiliates of the general partners charged $221,000, $235,000 and $216,000 for such services in 1995, 1994 and 1993, respectively.

During 1995, 1994 and 1993, the Partnership maintained interest-bearing deposits with Sunwest Bank, an affiliate of the general partners. The balances at December 31, 1995, 1994 and 1993 were $280,000, $8,000 and $54,000, respectively. Interest earned on such deposits for 1995, 1994 and 1993 was $5,000, $16,000 and
$30,000, respectively.

The Partnership owns an interest in Grand Plaza, the corporation which owns the auto retail center in Corona, California jointly with an affiliated entity, Centennial Mortgage Income Fund III ("CMIF III"). At December 31, 1995, the ownership percentages are 86.7 for the Partnership and 13.3 for CMIF III. The assets and liabilities of this corporation have been consolidated in the accompanying consolidated financial statements. Notes payable and interest payable to affiliates includes $508,000 and $457,000 at December 31, 1995 and 1994, respectively, and the Partnership had recorded $370,000 and $247,000, respectively, of minority interest in cumulative losses from this corporate joint venture against the note payable to affiliates balance as of the same dates. The notes payable to affiliates balance reflects CMIF III's share of a note payable by the corporation to the Partnership and CMIF III. The note bears interest at 14 percent fixed and matured October 1, 1995. The Partnership extended this note in January 1996 with a new maturity date of October 1, 1996.

The Partnership owns an interest in BNN, the corporation which owns the 19 acres in Sacramento, California jointly with an affiliated entity CMIF III. At December 31, 1995, the ownership percentages are 86.25 for the Partnership and 13.75 for CMIF III. The assets and liabilities of this corporation have been consolidated in the accompanying consolidated financial statements. Notes payable and interest payable to affiliates at December 31, 1995 and 1994 includes $383,000 and $373,000, respectively, and the Partnership had recorded $260,000 and $267,000, respectively, of minority interest in cumulative losses from this corporate joint venture against the note payable to affiliates balance as of the same dates. The notes payable to affiliates balance reflects CMIF III's share of a note payable by the corporation to the Partnership and CMIF III. The note bears interest at 15 percent fixed and matured November 1, 1995. The Partnership extended this note in January 1996 with a new maturity date of August 1, 1997.
                             F-35
During 1993, the Partnership invested in KJC Development, Inc. ("KJC"). During 1994, KJC was used to form a mortgage lending corporation which was subsequently closed in February of 1995. KJC is jointly owned by the Partnership, CMIF II and CMIF III. The Partnership owns 33.33 percent of the corporation and has recorded $1,000 in losses from this joint venture as of December 31, 1995. The mortgage lending corporation funded short-term mortgage loans utilizing working capital funds advanced from the joint owners of KJC. No such loans were outstanding at December 31, 1995 or 1994. The balance sheet and statement of operations of KJC have not been consolidated in the Partnership's financial statements and are not presented here as they are immaterial to the Partnership. The Partnership accounts for its investment in this corporation using the equity method.


(6)  Real Estate Owned

Real estate owned consists of the following:
                                     (dollars in thousands)
                                   December 31,     December 31,
                                      1995             1994
- - -----------------------------------------------------------------
1.  Shopping Center in Upland, CA    $   5,106       $   5,096
2.  19 acres in Sacramento, CA           2,618           2,571
3.  Auto retail center in Corona, CA     2,580           2,579
4.  23 acres in Riverside, CA            1,012           1,012
5.  6 condominiums in Oxnard, CA         1,550           2,385
6.  55 percent interest in an office
      building in Sacramento, CA           ---             589
- - -----------------------------------------------------------------
Subtotal                                12,866          14,232
Less accumulated depreciation              517             412
- - -----------------------------------------------------------------
Total real estate owned              $  12,349       $  13,820
=================================================================

At December 31, 1995, property number 5 is accounted for as insubstance foreclosure under SFAS 118 as the Partnership does not currently hold legal title to this property, but the borrower has surrendered the collateral to the control of the Partnership.



                             F-36
The Partnership leases its operating properties under several non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 1995, are as follows:

                                  (dollars in thousands)

Years ending December 31,
- - -----------------------------------------------------------------
1996                                   $   597
1997                                       577
1998                                       552
1999                                       540
2000                                       469
Thereafter                               3,355
- - -----------------------------------------------------------------
                                       $ 6,090
=================================================================




























                             F-37

(7) Notes Payable


Notes payable consist of the following:
                                    (dollars in thousands)
                                  December 31,    December 31,
                                     1995            1994
- - -----------------------------------------------------------------
Note payable secured by
  shopping center in
  Upland, CA with interest
  and principal payments due
  monthly of $24,000; interest
  rate of 11.25 percent fixed,
  maturing November 1, 1996       $ 2,460          $ 2,469

Note payable secured by
  19 acres in Sacramento, CA
  with interest only payments
  due monthly; interest rate of
  12 percent fixed, maturing
  September 1, 1996                   900              900

Note payable secured by 23
  acres in Riverside, CA;
  interest rate of 13.75
  percent fixed,
  matured August 1, 1992              650              650
- - -----------------------------------------------------------------
  Total notes payable             $ 4,010          $ 4,019
=================================================================

The note payable secured by 19 acres in Sacramento totaling
$900,000 and the note payable secured by the Upland Shopping
Center totaling $2,460,000 both become due in 1996.  The
Partnership believes that it will be able to obtain extensions on these two notes.







                             F-38

The Partnership acquired the 23 acres in Riverside by deed in lieu of foreclosure, subject to the note payable discussed above. In the third quarter of 1993, the lender filed a notice of default and commenced judicial foreclosure proceedings on the
property.   The original borrower on the note payable is
negotiating with the lender to perfect a nonjudicial foreclosure on the property. Management has obtained indemnification against the damages and/or losses asserted by the FDIC related to the first trust deed, and in exchange has agreed to allow the lender to complete this foreclosure in 1996. Management has established an allowance for losses sufficient to cover the loss which will be incurred as a result of the foreclosure of this property. Accordingly, the Partnership has not accrued interest expense on this note during 1995, 1994 or 1993.

(8)  Contingencies

There are no material pending legal proceedings other than ordinary routine litigation incidental to the Partnership's business. Based on part of advice of legal counsel, management does not believe that the results of any of these matters will have a material impact on the Partnership's financial position or results of operations.

























                             F-39
                         CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                        A Limited Partnership

Schedule III

                                  Consolidated Real Estate Owned and
                              Accumulated Depreciation and Amortization
                                        December 31, 1995

                                            Initial                    Costs
Capitalized
                                            Cost to
Subsequent
                                          Partnership                  to
Acquisition

                                                         Real Estate
Property                             Encumbrances          Owned
Improvements
- - --------------------------------------------------------------------------------
- - ----------
Shopping Center in Upland           $ 2,460,000          $  4,903,000        $
203,000
19 acres in Sacramento                  900,000             2,567,000
51,000
Auto Retail Center in Corona                ---             2,533,000
47,000
23 Acres in Riverside                   650,000               887,000
125,000
6 Condominiums in Oxnard                    ---             1,394,000
156,000
- - --------------------------------------------------------------------------------
- - ----------
                                    $ 4,010,000          $ 12,284,000        $
582,000
================================================================================
==========









                        See accompanying independent auditors' report.
                                           F-40
                        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                     A Limited Partnership

Schedule III

                                Consolidated Real Estate Owned and
                           Accumulated Depreciation and Amortization
                                          (Continued)
                                       December 31, 1995

                   Gross Amount at Which
                  Carried on Books (F3)
                                                   Accumulated
Life On Which
                       Real Estate                Depreciation &     Date
Depreciation
Property                  Owned          Total     Amortization    Acquired
Is Computed
- - --------------------------------------------------------------------------------
- - ----------
Shopping Center
  in Upland            $ 5,106,000   $ 5,106,000    $  517,000    August 1988
(F1)
19 acres in
  Sacramento             2,618,000     2,618,000            ---   August 1991
None
Auto Retail Center
  in Corona              2,580,000     2,580,000            ---   December 1991
None
23 Acres in Riverside    1,012,000     1,012,000            ---    April 1992
None
6 Condominiums
  in Oxnard              1,550,000     1,550,000            ---   December 1992
(F2)  None
- - -----------------------------------------------------------------
                       $12,866,000   $12,866,000    $  517,000
=================================================================





                        See accompanying independent auditors' report.
                                           F-41
                   CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                     A Limited Partnership

Schedule III

                                Consolidated Real Estate Owned and
                           Accumulated Depreciation and Amortization
                                          (Continued)
                                       December 31, 1995


<F1> Tenant improvements depreciated over life of leases; buildings depreciated over 31.5 years;

<F2> Insubstance foreclosure;

<F3> Aggregate cost for Federal Income Tax purposes is $13,452,000 at December
31, 1995;














                        See accompanying independent auditors' report.
                                           F-42
                       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                      A Limited Partnership

Schedule III

                                Consolidated Real Estate Owned and
                             Accumulated Depreciation and Amortization
                                           (Continued)
                                        December 31, 1995


The following is a summary of consolidated real estate owned for the years ended
December 31, 1995, 1994, and 1993.

                                             1995             1994
1993
- - --------------------------------------------------------------------------------
- - ----------
Balance at beginning of year            $ 14,232,000      $ 21,701,000      $
18,782,000
Additions during period:
  Acquisitions through foreclosures              ---           540,000
6,765,000
  Improvements                                58,000           187,000
160,000
  Carrying costs capitalized                     ---               ---
547,000
Deductions during period:
  Real estate sold                        (1,131,000)         (605,000)
(2,926,000)
  Real estate foreclosed                         ---        (4,553,000)
- - ---
  Chargeoffs                                (293,000)       (3,038,000)
(1,627,000)
- - --------------------------------------------------------------------------------
- - ----------
Balance at year end                     $ 12,866,000      $ 14,232,000      $
21,701,000
================================================================================
=========





                        See accompanying independent auditors' report.
                                           F-43
                           CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                        A Limited Partnership

Schedule III

                                   Consolidated Real Estate Owned and
                              Accumulated Depreciation and Amortization
                                            (Continued)
                                         December 31, 1995



The following is a summary of accumulated depreciation and amortization of consolidated real estate owned for the years ended December 31, 1995, 1994, and 1993.


                                          1995               1994
1993
- - --------------------------------------------------------------------------------
- - ----------
Balance at beginning of year           $  412,000         $  307,000        $
387,000
Additions during period:
  Acquisitions through foreclosures           ---                ---
- - ---
Additions                                 105,000            105,000
202,000
Deductions during period:
  Real estate sold                            ---                ---
(282,000)
Other                                         ---                ---
- - ---
- - --------------------------------------------------------------------------------
- - ----------
Balance at year end                    $  517,000         $  412,000        $
307,000
================================================================================
==========




                        See accompanying independent auditors' report.
                                           F-44
                     CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule IV

                              Mortgage Loans on Real Estate
                                     December 31, 1995

                               Interest          Final
Periodic
Description                      Rate         Maturity Date
Payment Terms
- - --------------------------------------------------------------------------------
- - ----------
Note secured by:

First Trust Deed
Interest only
  on Two-Unit Pad
balloon payment
  in Corona, CA               11% fixed         April 1, 1994                of
$460,000

Second Trust Deed
  on Mini-Storage
Interest only
  Facility in
balloon payment
  Citrus Heights, CA           7% fixed        November 1, 2000              of
$608,000

Third Trust Deed
  on Mini-Storage
  Facility in
  Citrus Heights, CA         12% fixed           May 1, 1997               P + I
monthly

First Trust Deed
$2,500 P + I
  on 17,789 s.f.
monthly balloon
  Auto Care Center in
payment of
  San Bernardino, CA        Prime + 3%         August 1, 1998
$290,000



                                           F-45
                  CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule IV
                              Mortgage Loans on Real Estate
                                       (Continued)
                                     December 31, 1995

                               Interest          Final
Periodic
Description                      Rate         Maturity Date            Payment
Terms
- - --------------------------------------------------------------------------------
- - ----------
Note secured by:
                                                                         $3,000
P + I
Second Trust Deed                                                        monthly
balloon
  on Ski Resort
payment of
  in Norden, CA               Prime + 2.5%      July 1, 1995
$35,000

Second Trust Deed
Interest only
  on 160-Unit
balloon
  Apartment Complex           Prime + 2.5%
payment of
  in Riverside, CA            Floor of 12%     September 1, 1993
$270,000

Second Trust Deed
Interest only
  on 32,341 s.f.
balloon
  Retail Center
payment of
  in Corona, CA               10% fixed         June 30, 1996
$374,000

55 percent
  interest in                                                             $805 P
+ I
  Second Trust Deed
monthly
  on single-family
balloon
  residence in
payment of
  Sacramento, CA               5% fixed          May 1, 1998
$141,000

                                           F-46
                CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule IV
                              Mortgage Loans on Real Estate
                                       (Continued)
                                    December 31, 1995

                               Interest          Final
Periodic
Description                      Rate         Maturity Date            Payment
Terms
- - --------------------------------------------------------------------------------
- - ----------
Note secured by:

Unsecured Note related
  to 179 lots in                                                           P + I
due at
  Lancaster, CA             7.75% fixed      December 1, 1997
maturity

50 percent interest
  in unsecured
  note related to
  179 lots in                                                              P + I
due at
  Lancaster, CA             7.75% fixed      December 1, 1997
maturity

50 percent
  interest in
  First Trust
  Deed on 283 acres                                                        P + I
due at
  in Bakersfield, CA          15% fixed       August 1, 1997
maturity

First Trust Deed
Interest only
  on 7.83 acres
balloon
  of vacant land
payment of
  in Perris, CA               15% fixed        June 1, 1993
$292,000

                                           F-47
                  CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule IV
                              Mortgage Loans on Real Estate
                                       (Continued)
                                    December 31, 1995

                               Interest          Final
Periodic
Description                      Rate         Maturity Date            Payment
Terms
- - --------------------------------------------------------------------------------
- - ----------
Note secured by:

50 percent interest
  in First Trust
  Deed on 179 lots                                                        P + I
due at
  in Lancaster, CA            Prime + 1%      August 1, 1997
maturity

50 percent interest
  in First Trust
  Deed on four
  single family homes                                                     P + I
due at
  in Lancaster, CA            Prime + 1%      July 1, 1998
maturity

50 percent interest
  in First Trust
  Deed on nine
  single family homes                                                     P + I
due at
  in Lancaster, CA            Prime + 1%      July 1, 1996
maturity





                                             F-48
                         CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                        A Limited Partnership

Schedule IV
                                    Mortgage Loans on Real Estate
                                              (Continued)
                                          December 31, 1995

                                                                       Principal
Amount
                                      Face           Carrying            of Loan
Subject
                                    Amount of        Amount of            to
Delinquent
Description         Prior Liens     Mortgages     Mortgages (F1)     Principal
or Interest
- - --------------------------------------------------------------------------------
- - ----------
Note secured by:

First Trust Deed
  on Two-Unit Pad
  in Corona, CA         None         $  460,000      $  460,000           $
460,000

Second Trust Deed
  on Mini-Storage    1st T.D.
  Facility in           of
  Citrus Heights, CA  $2,950,000        608,000         608,000
None

Third Trust Deed     1st T.D. of
  on Mini-Storage    $2,950,000
  Facility in        2nd T.D of
  Citrus Heights, CA   $608,000          72,000          72,000
None

First Trust Deed
  on 17,780 s.f
  Auto Care Center in                   544,000
  San Bernardino, CA    None         (54% - 294,000)    294,000
None

                                              F-49
                     CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule IV
                                    Mortgage Loans on Real Estate
                                              (Continued)
                                          December 31, 1995
                                                                       Principal
Amount
                                      Face           Carrying            of Loan
Subject
                                    Amount of        Amount of            to
Delinquent
Description         Prior Liens     Mortgages     Mortgages (F1)     Principal
or Interest
- - --------------------------------------------------------------------------------
- - ----------
Note secured by:

Second Trust Deed     1st T.D.
  on Ski Resort         of
  in Norden, CA       $  650,000        164,000         35,000
35,000

Second Trust Deed
  on 160-Unit         1st T.D.
  Apartment Complex      of
  in Riverside, CA    $6,100,000        350,000        270,000
270,000

Second Trust Deed
  on 32,341 s.f.      1st T.D.
  Retail Center          of
  in Corona, CA       $6,100,000        374,000        374,000
374,000

55 percent
  interest in
  Second Trust Deed
  on Single-Family    1st T.D.
  Residence in          of              150,000
  Sacramento, CA      $278,000        (55% - 83,000)    81,000
81,000
                                              F-50
                        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                     A Limited Partnership

Schedule IV
                                    Mortgage Loans on Real Estate
                                              (Continued)
                                          December 31, 1995

                                                                       Principal
Amount
                                      Face           Carrying            of Loan
Subject
                                    Amount of        Amount of            to
Delinquent
Description         Prior Liens     Mortgages     Mortgages (F1)     Principal
or Interest
- - --------------------------------------------------------------------------------
- - ----------
Note secured by:

Unsecured Note related
  to 179 lots in
  Lancaster, CA       $3,266,000     1,250,000         1,250,000
1,250,000
50 percent interest
  in unsecured
  note related to      1st T.D.
  179 lots in            of          2,115,000
  Lancaster, CA       $3,266,000    (50% - 1,057,000)  1,055,000
1,055,000
50 percent interest
  in First Trust
  Deed on 283 acres                  3,893,000
  in Bakersfield, CA   None         (50% - 1,947,000)  1,947,000
1,947,000
First Trust Deed
  on 7.83 acres
  of vacant land
  in Perris, CA        None            343,000           292,000
292,000



                                             F-51
                   CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule IV
                               Mortgage Loans on Real Estate
                                         (Continued)
                                     December 31, 1995

                                                                       Principal
Amount
                                      Face           Carrying            of Loan
Subject
                                    Amount of        Amount of            to
Delinquent
Description         Prior Liens     Mortgages     Mortgages (F1)     Principal
or Interest
- - --------------------------------------------------------------------------------
- - ----------
Note secured by:
50 percent interest
  in First Trust
  Deed on 179 lots                      3,266,000
  in Lancaster, CA      None     (50% - 1,636,000)        352,000
None
50 percent interest
  in First Trust Deed
  on four single
  family homes in                         490,000
  Lancaster, CA         None      (50% -  245,000)        161,000
None
50 percent interest
  in First Trust Deed
  on nine single
  family homes in                       1,034,000
  Lancaster, CA         None      (50% -  518,000)        154,000
None
Loss from unconsolidated investees                     (2,208,000)
(2,208,000)
Unearned interest and discounts                          (404,000)
(144,000)
- - --------------------------------------------------------------------------------
- - ----------
                                      $ 9,401,000     $ 4,793,000            $
3,412,000
================================================================================
==========

                                           F-52
                   CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule IV
                               Mortgage Loans on Real Estate
                                         (Continued)
                                     December 31, 1995


<F1>  Aggregate cost for Federal Income Tax purpose is $10,147,000 at December
31, 1995.























                                            F-53
                     CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                      A Limited Partnership

Schedule IV

                                Mortgage Loans on Real Estate
                                         (Continued)
                                     December 31, 1995


The following is a summary of activity for the years ended December 1995, 1994, and 1993.

                                             1995             1994
1993
- - --------------------------------------------------------------------------------
- - ----------
Balance at beginning of year            $  6,641,000      $  3,489,000      $
10,182,000
  Additions during period:
  New mortgage loans/disbursements           429,000         1,603,000
76,000
  Other - Interest reserve, amortization
    and transfer from accrued interest        47,000            23,000
5,000
  New notes receivable from
    sale of real estate owned                    ---               ---
119,000
  Loans transferred from real estate owned       ---         3,004,000
- - ---
Deductions during period:
  Collections of principal                  (288,000)         (515,000)
(281,000)
  Foreclosures                                   ---          (540,000)
(5,402,000)
  Chargeoffs                                (233,000)          (15,000)
(1,210,000)
  Losses from unconsolidated investees    (1,803,000)         (408,000)
- - ---
- - --------------------------------------------------------------------------------
- - ----------
Balance at year end                     $  4,793,000      $  6,641,000      $
3,489,000
================================================================================
=========

                        See accompanying independent auditors' report.
                                           F-54