Form 10-Q
period 1996-03-31
CENTENNIAL MORTGAGE INCOME FUND
filed 1996-05-15
CIK 736980

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

     [X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1996
                             or

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from   N/A   to   N/A

                   Commission File Number: 0-22520

                 CENTENNIAL MORTGAGE INCOME FUND
        (Exact name of registrant as specified in its charter)

           California                          33-0053488
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)

 1540 South Lewis Street, Anaheim, California        92805
  (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (714)502-8484

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  X     NO












                             PART I


ITEM 1. FINANCIAL STATEMENTS

          CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                         A Limited Partnership

                     Consolidated Balance Sheets
                           (Unaudited)

                                     March 31,       December 31,
   Assets                              1996            1995
- -----------------------------------------------------------------
Cash and cash
  equivalents                     $  2,021,000      $  2,947,000
Short-term investments                 104,000           103,000

Real estate loans
  receivable, earning                  709,000           714,000
Real estate loans
  receivable, nonearning             1,333,000         1,368,000
Real estate loans receivable
  from unconsolidated investees,
  earning (note 4)                   1,503,000           667,000
Real estate loans receivable
  from unconsolidated investees,
  nonearning (note 4)                1,899,000         2,044,000
- -----------------------------------------------------------------
                                     5,444,000         4,793,000

Less allowance for possible
  loan losses                          957,000           957,000
- -----------------------------------------------------------------
Net real estate loans receivable     4,487,000         3,836,000

Real estate owned, net, held
  for sale, (note 3)                10,806,000        10,799,000
Real estate owned, insubstance
  foreclosed (note 3)                1,550,000         1,550,000
- -----------------------------------------------------------------
                                    12,356,000        12,349,000




   See accompanying notes to consolidated financial statements
                              1
           CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                        A Limited Partnership

                     Consolidated Balance Sheets
                           (Unaudited)
                           (Continued)

                                     March 31,       December 31,
   Assets                              1996             1995
- -----------------------------------------------------------------
  Less allowance for possible
   losses on real estate
   owned                             4,523,000         4,523,000
- -----------------------------------------------------------------
    Net real estate owned            7,833,000         7,826,000

Accrued interest receivable              4,000            18,000
Prepaid real estate taxes               38,000               ---
Other assets                           124,000           112,000
- -----------------------------------------------------------------
                                  $ 14,611,000      $ 14,842,000
=================================================================
























  See accompanying notes to consolidated financial statements
                              2
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

                 Consolidated Balance Sheets
                         (Unaudited)
                         (Continued)

                                        March 31,    December 31,
  Liabilities and Partners' Equity       1996          1995
- -----------------------------------------------------------------
Notes payable (note 5)               $  4,010,000   $  4,010,000
Notes payable to affiliates (note 4)       76,000         90,000
Accounts payable and
  accrued liabilities                      38,000         51,000
Interest and property taxes
  payable on real estate owned                ---         11,000
Interest payable to affiliates on
  notes secured by real estate            183,000        171,000
Payable to affiliates (note 4)              1,000          4,000
Deferred profit on equity participation   559,000        559,000
- -----------------------------------------------------------------
   Total liabilities                    4,867,000      4,896,000

Partners' equity (deficit)
  -- 38,729 limited partnership
  units outstanding as of
  March 31, 1996 and December 31, 1995
    General partners                     (525,000)      (525,000)
    Limited partners                   10,269,000     10,471,000
- -----------------------------------------------------------------
    Total partners' equity              9,744,000      9,946,000

Contingencies (note 6)
- -----------------------------------------------------------------
                                     $ 14,611,000   $ 14,842,000
=================================================================









   See accompanying notes to consolidated financial statements
                              3
          CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                        A Limited Partnership

               Consolidated Statements of Operations
                          (Unaudited)

          For the three months ended March 31, 1996 and 1995

                                     1996           1995
- -----------------------------------------------------------------
Revenue:
Interest income on loans
   to nonaffiliates,
  including fees                 $   22,000       $   25,000
Interest income on loans
  to affiliates,
  including fees                     25,000              ---
Interest-bearing
  deposits                           27,000           22,000
Operations of real estate owned     225,000          213,000
Gain on sale of
  real estate owned                     ---           72,000
- -----------------------------------------------------------------
    Total revenue                   299,000          332,000

Expenses:
Provision for
  possible losses                       ---              ---
Share of losses
  in unconsolidated
  investees                         145,000          153,000
Operating expenses
  from operations
  of real estate owned               72,000           62,000
Operating expenses
  from operations of
  real estate owned
  paid to affiliate                  14,000           13,000
Expenses associated
  with non-operating
  real estate owned                  65,000           46,000
Depreciation and
  amortization expense                4,000           29,000
Interest expense                    120,000          139,000


   See accompanying notes to consolidated financial statements
                              4
          CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                        A Limited Partnership

               Consolidated Statements of Operations
                         (Continued)
                         (Unaudited)
      For the three months ended March 31, 1996 and 1995

                                   1996              1995
- -----------------------------------------------------------------
General and administrative,
  affiliates                         64,000           34,000
General and administrative,
  nonaffiliates                      37,000           23,000
Mortgage investment servicing
  fees paid to affiliate              1,000           13,000
- -----------------------------------------------------------------
    Total expenses                  522,000          512,000
- -----------------------------------------------------------------
Net loss before
  minority interest                (223,000)        (180,000)

Minority interest                    21,000           26,000
- -----------------------------------------------------------------
  Net loss                      $  (202,000)     $  (154,000)
=================================================================
Net loss per limited
  partnership unit              $     (5.22)     $     (3.98)
=================================================================
















   See accompanying notes to consolidated financial statements
                              5
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                    A Limited Partnership

           Consolidated Statement of Partners' Equity
                         (Unaudited)

         For the three months ended March 31, 1996
                                                        Total
                         General        Limited        Partners'
                         Partners       Partners        Equity
- -----------------------------------------------------------------
Balance at
  December 31, 1995   $  (525,000)   $ 10,471,000   $  9,946,000

Net loss                      ---        (202,000)      (202,000)
- -----------------------------------------------------------------
Balance at
  March 31, 1996      $  (525,000)   $ 10,269,000   $  9,744,000
=================================================================

























   See accompanying notes to consolidated financial statements
                              6
       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                    A Limited Partnership

             Consolidated Statements of Cash Flows
                        (Unaudited)

      For the three months ended March 31, 1996 and 1995


                                   1996              1995
- -----------------------------------------------------------------
Cash flows from
 operating activities:
  Net loss                      $  (202,000)     $  (154,000)
  Adjustments to reconcile
   net loss to net cash used
   in operating activities:
     Provision for
      possible losses                   ---              ---
     Interest accrued
      to principal                  (25,000)          (6,000)
     Depreciation and
      amortization                    4,000           29,000
     Minority interest              (21,000)         (26,000)
     Gain on sale of
      real estate owned                 ---          (72,000)
     Equity in losses of
      unconsolidated investees      145,000          153,000
Changes in assets
  and liabilities:
   Decrease in accrued
    interest receivable              14,000            1,000
   Increase in other assets         (16,000)        (565,000)
   Increase (decrease) in
    accounts payable and
    accrued liabilities             (13,000)           5,000
   Decrease in interest
    and taxes payable
    on real estate owned            (49,000)          (8,000)
   Increase in interest
    payable to affiliates on
    notes secured by real estate     12,000              ---



   See accompanying notes to consolidated financial statements
                              7
       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                  A Limited Partnership

          Consolidated Statements of Cash Flows
                       (Continued)
                       (Unaudited)

       For the three months ended March 31, 1996 and 1995


                                   1996              1995
- -----------------------------------------------------------------
   Decrease in payable
    to affiliates                    (3,000)          (4,000)
- -----------------------------------------------------------------
     Net cash used in
      operating
      activities                   (154,000)        (647,000)
- -----------------------------------------------------------------
Cash flows from
  investing activities:
   Principal collected
    on loans                         40,000            9,000
   Advances on loans made to
    unconsolidated investees       (810,000)         (36,000)
   Advances on loans
    made to customers                (1,000)          (1,000)
   Capital expenditures
    for real estate owned            (7,000)             ---
   Proceeds from sale of
    real estate owned                   ---          766,000
   Increase in short-term
    investments                      (1,000)             ---
- -----------------------------------------------------------------
Net cash provided by
     (used in) investing
     activities                    (779,000)         738,000
- -----------------------------------------------------------------
Cash flows from
  financing activities:
   Proceeds from notes
    payable to affiliates             7,000            5,000
- -----------------------------------------------------------------



   See accompanying notes to consolidated financial statements
                              8
       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                  A Limited Partnership

          Consolidated Statements of Cash Flows
                       (Unaudited)
                       (Continued)

       For the three months ended March 31, 1996 and 1995


                                   1996              1995
- -----------------------------------------------------------------
Net cash provided by
    financing activities              7,000            5,000
- -----------------------------------------------------------------
Net increase
  (decrease) in cash               (926,000)          96,000

Beginning cash and
  cash equivalents                2,947,000        2,267,000
- -----------------------------------------------------------------
Ending cash and cash
  equivalents                   $ 2,021,000      $ 2,363,000
=================================================================
Supplemental schedule of
  cash flow information:
   Cash paid during
    the quarter for:
      Interest                  $   100,000      $   100,000

Supplemental schedule of
  noncash investing and
  financing activities:
   Decrease in allowance
    for loan losses and
    real estate loans
    receivable through
    foreclosure                 $       ---      $   233,000
   Decrease in allowance
    for losses on real
    estate owned through
    sale or transfer of
    ownership                           ---           64,000


   See accompanying notes to consolidated financial statements
                              9
       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                    A Limited Partnership

          Notes to Consolidated Financial Statements
                       (Unaudited)

                March 31, 1996 and 1995

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

As of March 31, 1996, a majority of the loans secured by operating properties have been repaid to the Partnership. However, during recent years, real estate market values for undeveloped land in California have declined severely. As the loans secured by undeveloped land and certain operating properties became delinquent, management of the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership has become a direct investor in this real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell this real estate owned.

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





                             10
Results for the three months ended March 31, 1996 and 1995 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

Information pertaining to the three months ended March 31, 1996 and 1995 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

The condensed consolidated financial statements do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Notes to consolidated financial statements included in Form 10-K for the year ended December 31, 1995 on file with the Securities and Exchange Commission, provide additional disclosures and a further description of accounting policies.

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

At March 31, 1996, the carrying value of loans that are considered to be impaired under SFAS 114 totaled $3,941,000 (of which $3,232,000 were on nonaccrual status). At March 31, 1996, the allowance for possible loan losses determined in accordance with the provisions of SFAS 114, related to loans considered impaired under SFAS 114 totaled $954,000. There were three loans

                             11
to unconsolidated investees considered impaired under SFAS 114 for which there is no related allowance for possible loan losses at March 31, 1996. However, the unconsolidated investees have recorded an allowance for losses of $3,480,000 and the Partnership's proportionate share of losses in unconsolidated investees reflects this allowance. Two of the loans receivable are recorded with a corresponding deferred profit liability of $559,000. There was a $1,000 investment in impaired loans during the three months ended March 31, 1996. For the three months ended March 31, 1996, the Partnership recognized cash basis interest income on impaired loans of $2,000.

Carrying Value of Real Estate Owned, Held for Sale

Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. An impairment loss shall be measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. SFAS 121 requires that assets to be disposed of not be depreciated while they are held for disposal.



(3)  REAL ESTATE OWNED

Real estate owned consists of the following:
                                     (dollars in thousands)
                                      March 31,      December 31,
                                        1996             1995
- -----------------------------------------------------------------
1.  Shopping Center in Upland, CA    $   5,106       $   5,106
2.  19 acres in Sacramento, CA           2,625           2,618
3.  Auto retail center in Corona, CA     2,580           2,580
4.  23 acres in Riverside, CA            1,012           1,012
5.  6 condominiums in Oxnard, CA         1,550           1,550
- -----------------------------------------------------------------
Subtotal                                12,873          12,866
Less accumulated depreciation              517             517
- -----------------------------------------------------------------
Total real estate owned              $  12,356       $  12,349
=================================================================

                             12
Property No. 5 has been accounted for as insubstance foreclosure under SFAS 118 as the Partnership does not currently hold legal title to this property, but the borrower has surrendered the collateral to the control of the Partnership.

In accordance with SFAS 121, the Partnership carries real estate owned, held for sale, at the lower of carrying amount or fair value less costs to sell. The estimated fair values were determined by using appraisals, discounted cash flows and/or other valuation techniques. The actual market price of real estate can only be determined by negotiation between independent third parties in a sales transaction.

The Partnership had been depreciating the auto retail center in Corona through December 31, 1995. The depreciation of this property was ceased in conjunction with the Partnership's adoption of SFAS 121.

(4)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, Centennial Corporation is entitled to receive from the Partnership mortgage investment servicing fees for loans serviced equal to an annual rate of 1/4 of 1 percent of the committed amount to be funded by the Partnership. The Partnership incurred $1,000 and $13,000 of mortgage investment servicing fees for the three months ended March 31, 1996 and 1995, respectively.

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not yet received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners during the three months ended March 31, 1996 or 1995.


                             13
The Partnership owns 50 percent of the outstanding capital stock of two corporations which have not been consolidated in the accompanying financial statements, LCR Development, Inc., ("LCR") and BKS Development Inc., ("BKS"). The balance of outstanding capital stock in these corporations is owned by Centennial Mortgage Income Fund II ("CMIF II"), an affiliate. LCR has invested in a joint venture, Silverwood Homes ("Silverwood") which is constructing homes in Lancaster, CA. The Partnership has participated in making several loans to these corporations and this joint venture. Under the equity method of accounting, these loans are a component of the Partnership's investment in LCR and BKS, and therefore, the Partnership has recorded losses by LCR and BKS as a reduction of the carrying value of these loans receivable.

The Partnership holds a $1,250,000 unsecured note and holds a 50 percent participation in a $2,115,000 unsecured note, both due from LCR. The Partnership's share of the $2,115,000 note at March 31, 1996 is $1,055,000 and the Partnership had applied $651,000 of cumulative losses from unconsolidated investees against the carrying value of the note as of that same date. The Partnership has not accrued its share of interest on these notes which was approximately $446,000 as of March 31, 1996.

Silverwood began constructing a model home complex at the project in June 1995. Construction commenced in September 1995 on Phase I at the project. At March 31, 1996, the Partnership holds a 50 percent participation in three notes, due from Silverwood including a land development loan, a model home loan and a home construction loan. The Partnership's disbursed balance of the $3,265,700 development loan at March 31, 1996, is $739,000. The Partnership's disbursed balance of the $490,000 model loan at March 31, 1996 is $227,000. At March 31, 1996 the Partnership's disbursed balance of the $1,034,000 Phase I construction loan is $537,000.














                             14
The consolidated balance sheet and statement of operations of LCR Development, Inc. have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in the corporation using the equity method. The following represents condensed financial information for LCR at March 31, 1996 and for the three months ended March 31, 1996:


                       LCR Development, Inc.
                    Consolidated Balance Sheet


                                                   March 31,
  Assets                                             1996
- -----------------------------------------------------------------
Cash                                             $     1,000

Real estate owned, held for investment             5,696,000
Less allowance for losses on
  real estate investments                            787,000
- -----------------------------------------------------------------
Net real estate owned                              4,909,000

Organization costs                                     2,000
- -----------------------------------------------------------------
                                                 $ 4,912,000
=================================================================

  Liabilities and Stockholders' Deficit
- -----------------------------------------------------------------
Notes payable to affiliates                      $ 5,914,000
Accounts payable and accrued liabilities               2,000
Interest and taxes payable
  on real property                                   299,000
- -----------------------------------------------------------------
Total liabilities                                  6,215,000

Stockholders' deficit                             (1,303,000)
- -----------------------------------------------------------------
                                                 $ 4,912,000
=================================================================




                             15
                   LCR Development, Inc.
            Consolidated Statement of Operations

                                                  Three months
                                                     ended
                                                  March 31, 1996
- -----------------------------------------------------------------
Interest expense                                 $    49,000
Selling and marketing expenses                        62,000
General and administrative                             1,000
- -----------------------------------------------------------------
Net (loss)                                       $  (112,000)
=================================================================


The Partnership holds a 50 percent participation in a $3,894,000 note due from BKS. The Partnership's share of the note receivable at March 31, 1996 is $1,947,000 and the Partnership had applied $1,702,000 of cumulative losses from unconsolidated investees against the carrying value of the note as of that same date. The Partnership has not accrued its share of interest on this note which was approximately $488,000 as of March 31, 1996.























                             16
The balance sheet and statement of operations of BKS have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for BKS at March 31, 1996 and for the three months ended March 31, 1996:


                    BKS Development, Inc.
                        Balance Sheet

                                                  March 31,
  Assets                                            1996
- -----------------------------------------------------------------
Cash                                             $     1,000

Real property                                      5,199,000
Less allowance for losses on
  real estate investments                          2,693,000
- -----------------------------------------------------------------
Net real estate owned                              2,506,000
- -----------------------------------------------------------------
                                                 $ 2,507,000
=================================================================

  Liabilities and Stockholders' Deficit
- -----------------------------------------------------------------
Bonds payable                                    $   698,000
Notes payable to affiliates                        3,894,000
Interest and property taxes
   payable on real property                        1,320,000
- -----------------------------------------------------------------
Total liabilities                                  5,912,000

Stockholders' deficit                             (3,405,000)
- -----------------------------------------------------------------
                                                 $ 2,507,000
=================================================================







                             17
                    BKS Development, Inc.
                   Statement of Operations

                                                  Three months
                                                     ended
                                                 March 31, 1996
- -----------------------------------------------------------------
Interest expense                                 $    74,000
Property taxes                                       103,000
General and administrative                             1,000
- -----------------------------------------------------------------
Net (loss)                                       $  (178,000)
=================================================================


The Partnership owns an interest in Grand Plaza Auto Retail, Inc., the corporation which owns the auto retail center in Corona, California jointly with an affiliated entity, Centennial Mortgage Income Fund III, ("CMIF III"). At March 31, 1996, the ownership percentages are 86.25 for the Partnership and 13.33 for CMIF III. The assets and liabilities of this corporation have been consolidated in the accompanying consolidated financial statements. Notes payable and interest payable to affiliates on notes secured by real estate owned includes $520,000 and $508,000 at March 31, 1996 and December 31, 1995, respectively, and the Partnership had cumulatively applied $382,000 and $370,000 of minority interest share of losses from this corporate joint venture against the note payable to affiliates balance as of the same dates. The notes payable to affiliates balance reflects CMIF III's share of a note payable by the corporation to the Partnership and CMIF III. The note bears interest at 14 percent fixed and matures October 1, 1996.

The Partnership owns an interest in BNN Development, Inc., the corporation which owns the 19 acres in Sacramento, California jointly with an affiliated entity, CMIF III. At March 31, 1996, the ownership percentages are 86.25 for the Partnership and 13.75 for CMIF III. The assets and liabilities of this corporation have been consolidated in the accompanying consolidated financial statements. Notes payable and interest payable to affiliates on notes secured by real estate owned includes $393,000 and $383,000 at March 31, 1996 and December 31, 1995, respectively, and the



                             18
Partnership had cumulatively applied $269,000 and $260,000, of minority interest share of losses from this corporate joint venture against the note payable to affiliates balance as of the same dates. The notes payable to affiliates balance reflects CMIF III's share of a note payable by the corporation to the Partnership and CMIF III. The note bears interest at 15 percent fixed and matures November 1, 1997.



(5) NOTES PAYABLE


Notes payable consist of the following:
                                    (dollars in thousands)
                                     March 31,    December 31,
                                       1996          1995
- -----------------------------------------------------------------

Note payable secured by
  19 acres in Sacramento, CA
  with interest only payments
  due monthly; interest rate of
  12 percent fixed, maturing
  September 1, 1996                $   900           $   900

Note payable secured by
  shopping center in
  Upland, CA with interest
  and principal payments due
  monthly of $24,000; interest
  rate of 11.25 percent fixed,
  maturing November 1, 1996          2,460             2,460

Note payable secured by 23
  acres in Riverside, CA;
  interest rate of 13.75
  percent fixed,
  matured August 1, 1992               650               650
- -----------------------------------------------------------------
  Total notes payable              $ 4,010           $ 4,010
=================================================================



                             19
The Partnership acquired the 23 acres in Riverside by deed in lieu of foreclosure, subject to the note payable discussed above. In the third quarter of 1993, the lender filed a notice of default and commenced judicial foreclosure proceedings on the property. The original borrower on the note payable has completed negotiations with the lender to perfect a nonjudicial foreclosure on the property. Management has obtained indemnification against the damages and/or losses asserted by the lender related to the first trust deed, and in exchange has agreed to allow the lender to complete this foreclosure in 1996. Management has established an allowance for losses sufficient to cover the loss which will be incurred as a result of the foreclosure of this property. Accordingly, the Partnership has not accrued interest expense on this note.

(6) CONTINGENCIES

There are no material pending legal proceedings other than ordinary routine litigation incidental to the Partnership's business.





























                             20
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND  RESULTS OF OPERATIONS.

GENERAL

The Partnership had net losses and losses per limited partnership unit of $(202,000) and $(5.22) for the three months ended March 31, 1996 and ($154,000) and $(3.98) for the three months ended March 31, 1995. The increase in losses from March 31, 1995 to March 31, 1996 is primarily the result of an increase in operating expenses for real estate owned and an increase in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Partnership had $2,021,000 in cash and interest-bearing deposits. The Partnership had no unfunded loan
commitments to nonaffiliates at March 31, 1996.   Sources of
funds are expected to be from the sale of real estate owned, future operations of real estate owned and payoffs of existing loans. The Partnership funded disbursements on loans to unconsolidated investees during the first three months of 1996 totaling $810,000 and received payoffs and paydowns on loans totaling $40,000. During the first three months of 1996, the Partnership incurred costs for the improvement of real estate owned totaling $7,000.

The Partnership's notes payable commitments consist of interest and all principal payments due of approximately $3,360,000, which does not include payments on the note secured by the 23 acres in Riverside totaling $650,000. The original borrower on the $650,000 note payable has completed negotiations with the lender to perfect a nonjudicial foreclosure on the property. The note payable secured by the 19 acres in Sacramento totaling $900,000 matures September 1, 1996. The note payable secured by the Upland Shopping Center totaling $2,460,000 matures November 1, 1996. The Partnership does not presently have sufficient capital reserves to make these balloon payments and meet operating commitments. The Partnership believes that it will be able to obtain extensions on these two notes. In addition to the note payable commitments, the Partnership's principal capital requirements include: i) real property taxes and bonds on real estate owned of approximately $215,000 payable during the next twelve months, and ii) selling, general and administrative costs. These commitments are expected to be paid from existing cash balances, future loan payoffs, and the sale of real estate owned.

The Partnership is continuously evaluating various alternative strategies for liquidating its real estate assets under current market conditions. These alternative strategies include the potential joint venture and/or build out of certain of the Partnership's properties in order to increase their marketability and maximize the return to the limited partners. In the event the Partnership decides to implement some of these strategies, it may require the investment of proceeds received from the payoff of existing loans and the sale of other real estate assets. The decision to invest additional cash in existing assets will only be made if, based on management's best judgment at the time, there is a clear indication that such investment should generate a significantly greater return to the limited partners than any other strategies available to the Partnership.

Effective with the third quarter of 1991, the Partnership suspended cash distributions to partners due to a decline in liquidity and the uncertainty of the cash requirements for existing and potential real estate owned. Pursuant to the Partnership Agreement, 60 months after the closing of the offering, cash proceeds from mortgage investments are no longer available for reinvestment by the Partnership. Management believes that current and projected liquidity is sufficient to fund operating expenses and to meet the contractual obligations and cash flow operating requirements of the Partnership. However, although no new mortgage investments shall be made, the general partners expect that the cash proceeds from future mortgage reductions will be retained by the Partnership until such time as the Partnership has sufficient cash to fulfill the operating requirements of the real estate owned by the Partnership.

RESULTS OF OPERATIONS

Due to the downturn in the real estate industry in California and its impact on the Partnership's borrowers, most of the Partnership's loans to nonaffiliates have been converted to nonperforming loans and/or real estate owned through foreclosures. As a result, interest income on loans to nonaffiliates continues to decline. Interest income on loans to nonaffiliates, including fees decreased to $22,000 from $25,000 for the three months ended March 31, 1996 and 1995, respectively. The decrease in interest income on loans from 1995 to 1996 is due to a one time payment received during the first quarter of 1995 which was not received in 1996.

Interest income on loans to unconsolidated investees, including fees totaled $25,000 for the three months ended March 31, 1996. There was no comparable income for the same period in 1995 due to the loans to unconsolidated investees being placed on nonaccrual and subsequently classified as insubstance foreclosures and foreclosures. Interest income on loans to unconsolidated investees represents interest earned on the Silverwood loans.
The outstanding principal balance of loans on nonaccrual at March 31, 1996 totaled $3,232,000 as compared with $3,894,000 at March 31, 1995. Loans on "nonaccrual" refers to loans upon which the Partnership is no longer accruing interest. Management's policy is to cease accruing interest on loans when interest and/or principal repayments become 90 days past due. Had interest accrued through the first three months of 1996 and 1995 on the affiliated and nonaffiliated nonacrual loans, interest income would have been approximately $161,000 and $189,000 higher than was actually reported for those periods.

The real estate owned balance at March 31, 1996 and 1995 was $12,356,000 and $12,980,000, respectively.

The following sections entitled Nonaccrual, Nonperforming Loans and Other Loans to Affiliates and Real Estate Owned provide a detailed analysis of these assets.

Nonaccrual, Nonperforming Loans and Other Loans to Affiliates

Loans on nonaccrual and nonperforming status at March 31, 1996 are summarized below:

During 1988, the Partnership recorded an equity participation note with an original committed amount of $350,000 secured by a second trust deed on a 160-unit apartment complex in Riverside, California. The loan is on nonaccrual due to past due interest. The complex is 82 percent leased and due to low rental rates and slow payments, the first trust deed holder filed a notice of default on April 12, 1995 and is proceeding with judicial foreclosure. The loan is recorded with a deferred profit liability equal to the principal balance of the loan. As a result, the foreclosure will have no impact on the Partnership's financial statements. The principal balance and nonaccrued interest at March 31, 1996 are $269,000 and $79,000, respectively.

During 1994, the Partnership renegotiated an equity participation note with an original committed amount of $374,000 secured by a second deed of trust on a 32,431 square foot shopping center in Corona, California. The loan provides for interest due to be payable at loan maturity; however, due to the amount of the senior debt and the decrease in land values, the Partnership has placed the loan on nonaccrual. The principal balance and nonaccrued interest at March 31, 1996 are $312,000 and $78,000 respectively.

During 1991, the Partnership sold a pad on an existing piece of real estate owned in Corona, California and carried back financing in the amount of $600,000. The Partnership's share of the loan is 77 percent. Due to the loss of the major tenant, the borrower has been unable to make monthly interest payments. Management has worked out a forbearance agreement with the borrower for net cash flow monthly payments. The remaining interest due has been placed on nonaccrual. The principal balance and nonaccrued interest at March 31, 1996 are $460,000 and $74,000, respectively.

During 1989, the Partnership funded a loan with an original committed amount of $343,000 to provide land development financing in Perris, California. The loan matured June 1, 1993 and the borrower was unable to make interest payments or pay off the loan. The Partnership classified the loan as an insubstance foreclosure at December 31, 1993. Given the depressed value of the property and the amount of the delinquent bonds and taxes, the Partnership has been negotiating with the borrower in an attempt to discount the note to facilitate a sale or have the borrower deed the property to the Partnership. Should the negotiations not be completed and the property be lost to a tax sale, management has established an allowance for losses sufficient to cover the Partnership's equity in the property. The principal balance and nonaccrued interest at March 31, 1996 are $292,000 and $130,000, respectively.

During 1994, the Partnership foreclosed on a note secured by a first trust deed on a two-story office building and third trust deed on a residence, all located in Sacramento, California. The two-story office building was sold in January 1995 and the Partnership retained the note secured by the third trust deed. The borrower prepaid interest for one year and made no further payments. The principal and nonaccrued interest balances at March 31, 1996 are $81,000 and $6,000, respectively. The Partnership has recorded a reduction of $81,000 against the principal balance which represents previously nonaccrued interest.

During 1994, the Partnership funded a $1,250,000 unsecured note and a 50 percent participation in a $2,115,000 unsecured note, both representing workout loans and due from LCR, an affiliate. These two loans reflect the majority of the cost basis of single family lots contributed to Silverwood. LCR's only source of repayment of these notes are proceeds from the sale of the fully developed lots. Management has estimated the proceeds for repayment of these two notes to be less than the original principal balance of the loans. As a result, the loans have been placed on nonaccrual. The principal balance, participating principal balance and nonaccrued interest balances at March 31, 1996 are $1,250,000 and $250,000 and $1,055,000 and $196,000,
respectively. As discussed in note 4, the Partnership has reduced the carrying value of these notes by $651,000, its share of losses from this unconsolidated investee.

During 1994, the Partnership funded a 50 percent participation in a $3,894,000 note due from BKS. The loan is secured by 283 acres in Bakersfield, California. The property has declined in value and is subject to delinquent bonds and taxes. As a result, the Partnership has placed the loan on nonaccrual. The participating principal balance and nonaccrued interest balances at March 31, 1996 are $1,947,000 and $488,000, respectively. As discussed in note 4, the Partnership has reduced its carrying value of this note by $1,702,000, its share of losses from this unconsolidated investee.

Real Estate Owned

A description of the Partnership's principal real estate owned and loan classified as insubstance foreclosure follows:

Shopping Center in Upland, California

During the third quarter of 1988, the Partnership foreclosed on a loan secured by this project. The Partnership originally committed $5,600,000 for the rehabilitation of a 33,327 square foot retail center and construction of an automotive service facility in Upland, California. Cost overruns and construction delays prevented the borrower from selling the project and thereby performing on the loan. The property generated net operating income before debt service of $128,000 during the first three months of 1996 and its net carrying value was $4,589,000 at March 31, 1996. The property is currently 73 percent leased.
The property is encumbered by a note of $2,460,000, secured by a first trust deed on the property. The Partnership is marketing this property for sale.

19 Acres in Sacramento, California

During the third quarter of 1991, the Partnership took a deed in lieu of foreclosure on a second trust deed secured by 19 acres of undeveloped land in Sacramento, California. The property is encumbered by a $900,000, 12 percent fixed interest rate note payable secured by a first trust deed on the property. The note requires monthly interest-only payments, and the balance is due September 1, 1996. The Partnership continues to finalize the entitlement processing, flood issues and provide for utility services for the property. Should economic conditions rebound in California, and the demand for development land in the area returns, the Partnership intends to list the property for sale. At March 31, 1996, the carrying value of this asset was $2,625,000.

Auto Retail Center in Corona, California

During 1988, the Partnership funded a loan with an original committed amount of $3,313,000 for the purpose of constructing a 39,185 square foot auto/retail center in Corona, California. The loan matured on September 1, 1989. The borrower defaulted under a forbearance agreement, and the Partnership filed a notice of default on December 14, 1990. The borrower filed for bankruptcy on February 15, 1991. A pad was sold during April 1991 resulting in the Partnership receiving a net paydown of $249,000. The Partnership provided financing to the purchaser. The Partnership took a grant deed on the property through the Bankruptcy Courts in December 1991. The subject center is 68 percent leased and the property generated net operating income of $11,000 during the first three months of 1996. The center is being marketed for sale. The carrying value at March 31, 1996 is $2,580,000.

23 Acres in Riverside, California

The Partnership took a grant deed in consideration of its note secured by a third trust deed on the property during the second quarter of 1992 and paid off the second deed of trust. The carrying value at March 31, 1996 is $1,012,000. The property is encumbered by a 13.75 percent fixed rate note payable secured by a first trust deed of $650,000 payable to another financial institution which matured August 1, 1992. During 1993 and 1994, management has attempted to negotiate with the FDIC as successor to the financial institution to payoff or restructure the terms of the note secured by the first trust deed and was not successful resulting in the FDIC commencing foreclosure proceedings on the property. Throughout the two year period, the land values continued to decline and lot improvement costs significantly increased. During 1995, the original borrower has been negotiating with the FDIC to perfect a nonjudicial foreclosure on the property. Management has obtained indemnification against the damages and/or losses asserted by the FDIC related to the first trust deed, and in exchange has agreed to allow the lender to complete this foreclosure in 1996. Management has established an allowance for losses sufficient to cover the loss which will be incurred as a result of the foreclosure of this property.

6 Condominiums in Oxnard, California

During 1990, the Partnership funded a loan secured by a first trust deed with an original committed amount of $3,000,000 for the construction of 12 condominiums in Oxnard, California. The Partnership has recorded an insubstance foreclosure on these 12 condominiums. The borrower signed over control to the second trust deed holder in December 1992, the second trust deed holder, an affiliate, abandoned the property and the Partnership now controls the property. The condominiums are located adjacent to the beach. The values of beach front property have been hard hit in the local market due to the excess supply of this type of property. The Partnership has declined to assume any of the original builder's liabilities which would be required should the Partnership accept a deed in lieu of foreclosure on the property. However, the Partnership does receive 100 percent of all sales proceeds net of selling costs. As of March 31, 1996, the Partnership had sold six condominiums and is attempting to sell the remaining units. One unit is in escrow at March 31, 1996 but there is no assurance that this escrow will actually close. The carrying value at March 31, 1996 is $1,550,000.

INTEREST ON INTEREST-BEARING DEPOSITS

Interest earned on interest-bearing deposits totaled $27,000 and $22,000 for the three months ended March 31, 1996 and 1995, respectively. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. The increase in income on interest-bearing deposits is principally due to additional funds invested in higher yielding certificates of deposits for the three months ended March 31, 1996.

INCOME FROM OPERATIONS OF REAL ESTATE OWNED

Income from operations of real estate owned consists of operating revenues of $225,000 and $213,000 for the three months ended March 31, 1996 and 1995, respectively. These revenues are from the Upland shopping center and the auto retail center in Corona.

GAIN ON SALE

Gain on sale of real estate owned represents income earned on the sale of condominiums in Oxnard and the sale of the office building in Sacramento for the three months ended March 31, 1995 totaling $72,000. There were no sales of real estate owned during the three months ended March 31, 1996.

PROVISION FOR POSSIBLE LOSSES

There was no provision for possible losses for the three months ended March 31, 1996 or 1995. The provision for possible losses results from the change in the allowance for possible losses and the allowance for possible losses on real estate owned net of charge-offs, if any. Management believes that the allowance for possible losses at March 31, 1996 is adequate to absorb the known and inherent risk in the Partnership's loan and real estate owned portfolio.

SHARE OF LOSSES IN UNCONSOLIDATED INVESTEES

The Partnership has invested in corporations in which it has less than a majority ownership and accounts for these investments using the equity method. The Partnership's share of losses in these unconsolidated investees was $145,000 and $153,000 for the three months ended March 31, 1996 and 1995, respectively. The share of losses consists primarily of marketing, property tax and interest expenses related to the 179 lots in Lancaster owned by LCR and the 283 acres in Bakersfield owned by BKS.

OTHER EXPENSES

Operating expenses from operations of real estate owned were $72,000 and $62,000 for the three months ended March 31, 1996 and 1995, respectively. The expenses were associated with the Upland shopping center and the auto retail center in Corona. The increase for 1996 is due primarily to additional asphalt and roofing expenses for 1996.

Operating expenses from operations of real estate owned paid to affiliates were $14,000 and $13,000 for the three months ended March 31, 1996 and 1995, respectively. The operating expenses consist of property management fees paid to affiliates of the general partners.

Expenses associated with non-operating real estate owned were $65,000 and $46,000 for the three months ended March 31, 1996 and 1995, respectively. The expenses relate to the 19 acres in Sacramento, the condominiums in Oxnard, and the 23 acres in Riverside. The increase for the three months ended March 31, 1996 is due to an increase in costs due to development of the 19 acres in Sacramento.

Depreciation and amortization expense was $4,000 and $29,000 for the three months ended March 31, 1996 and 1995, respectively. The 1995 depreciation relates primarily to the Upland shopping center and tenant improvements for the auto retail center in Corona. The decrease for 1996 is due to the implementation of SFAS 121 which does note require depreciation on real estate owned, held for sale.

Interest expense was $120,000 and $139,000 for the three months ended March 31, 1996 and 1995, respectively. The interest expense during 1996 relates to the Upland Shopping Center, the 19 acres in Sacramento, California and the Partnership's share of interest payable to affiliates on the auto retail center in Corona. The interest expense during 1995 also included the Partnership's share of interest payable to affiliates on the 19 acres in Sacramento. This loan was placed on nonaccrual in late 1995.

General and administrative expenses, affiliates totaled $64,000 and $34,000 for the three months ended March 31, 1996 and 1995, respectively. These expenses are primarily salary allocation reimbursements paid to affiliates. The increase for 1996 is partially due to a $12,000 change in billing methodology from mortgage investment servicing fees to salary allocations and a $16,000 payment for a prior period which had not been accrued.

General and administrative expenses, nonaffiliates totaled
$37,000 and $23,000 for the three months ended March 31, 1996 and 1995, respectively. These expenses consist of other costs associated with the administration of the Partnership. The increase for 1996 is primarily due to moving expenses, increased legal expenses for documents, office expenses and outside services.

Mortgage investment servicing fees totaled $1,000 and $13,000 for the three months ended March 31, 1996 and 1995, respectively.
This consists of fees paid to Centennial Corporation for servicing the Partnership's loan and real estate owned portfolio.

























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


CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
A California Limited Partnership


By:/s/John B. Joseph
_________________________________
John B. Joseph
General Partner                                    May 15, 1996


By:/s/Ronald R. White
_________________________________
Ronald R. White
General Partner                                    May 15, 1996


By:  CENTENNIAL CORPORATION
     General Partner


/s/Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer                            May 15, 1996