Form 10-Q
period 1996-06-30
CENTENNIAL MORTGAGE INCOME FUND
filed 1996-08-14
CIK 736980

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

     [X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1996
                             or

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

                     Consolidated Balance Sheets
                           (Unaudited)

                                     June 30,        December 31,
   Assets                              1996            1995
- -----------------------------------------------------------------
Cash and cash
  equivalents                     $  2,086,000      $  2,947,000
Short-term investments                     ---           103,000

Real estate loans
  receivable, earning                  704,000           714,000
Real estate loans
  receivable, nonearning             1,064,000         1,368,000
Real estate loans receivable
  from unconsolidated investees,
  earning (note 4)                   1,688,000           667,000
Real estate loans receivable
  from unconsolidated investees,
  nonearning (note 4)                1,458,000         2,044,000
- -----------------------------------------------------------------
                                     4,914,000         4,793,000

Less allowance for possible
  loan losses                          957,000           957,000
- -----------------------------------------------------------------
Net real estate loans receivable     3,957,000         3,836,000

Real estate owned, net, held
  for sale, (note 3)                 9,847,000        10,799,000
Real estate owned, insubstance
  foreclosed (note 3)                1,310,000         1,550,000
- -----------------------------------------------------------------
                                    11,157,000        12,349,000




   See accompanying notes to consolidated financial statements
                              1
           CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                        A Limited Partnership

                     Consolidated Balance Sheets
                           (Unaudited)
                           (Continued)

                                     June 30,        December 31,
   Assets                              1996             1995
- -----------------------------------------------------------------
  Less allowance for possible
   losses on real estate
   owned                             4,086,000         4,523,000
- -----------------------------------------------------------------
    Net real estate owned            7,071,000         7,826,000

Accrued interest receivable              4,000            18,000
Other assets                            78,000           112,000
- -----------------------------------------------------------------
                                  $ 13,196,000      $ 14,842,000
=================================================================

























  See accompanying notes to consolidated financial statements
                              2
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

                 Consolidated Balance Sheets
                         (Unaudited)
                         (Continued)

                                        June 30,     December 31,
  Liabilities and Partners' Equity       1996          1995
- -----------------------------------------------------------------
Notes payable (note 5)               $  3,355,000   $  4,010,000
Notes payable to affiliates (note 4)       67,000         90,000
Accounts payable and
  accrued liabilities                      21,000         51,000
Interest and property taxes
  payable on real estate owned                ---         11,000
Interest payable to affiliates on
  notes secured by real estate            193,000        171,000
Payable to affiliates (note 4)              1,000          4,000
Deferred profit on equity participation   289,000        559,000
- -----------------------------------------------------------------
   Total liabilities                    3,926,000      4,896,000

Partners' equity (deficit)
  -- 38,729 limited partnership
  units outstanding as of
  June 30, 1996 and December 31, 1995
    General partners                     (525,000)      (525,000)
    Limited partners                    9,795,000     10,471,000
- -----------------------------------------------------------------
    Total partners' equity              9,270,000      9,946,000

Contingencies (note 6)
- -----------------------------------------------------------------
                                     $ 13,196,000   $ 14,842,000
=================================================================









   See accompanying notes to consolidated financial statements
                              3
          CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                        A Limited Partnership

               Consolidated Statements of Operations
                          (Unaudited)

                        Six Months             Three Months
                       Ended June 30,         Ended June 30,
                       1996       1995        1996       1995
- -----------------------------------------------------------------
Revenue:
Interest income
  on loans to
  nonaffiliates,
  including fees $   47,000  $    45,000   $  25,000  $  20,000
Interest income
  on loans to
  affiliates,
  including fees     61,000          ---      36,000         ---
Interest-bearing
  deposits           48,000       48,000      21,000      26,000
Operations of real
  estate owned      394,000      438,000     169,000     225,000
Gain on sale
  of property        40,000      112,000      40,000      40,000
- -----------------------------------------------------------------
   Total revenue    590,000      643,000     291,000     311,000

Expenses:
Provision for
  possible losses       ---      716,000         ---     716,000
Share of losses in
  unconsolidated
  investees         587,000      310,000     442,000     157,000
Operating expenses
  from operations
  of real
  estate owned      142,000      126,000      70,000      64,000
Operating expenses
  from operations
  of real estate
  owned paid to
  affiliates         29,000       28,000      15,000      15,000



   See accompanying notes to consolidated financial statements
                              4
          CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                        A Limited Partnership

               Consolidated Statements of Operations
                         (Continued)
                         (Unaudited)
                        Six Months             Three Months
                       Ended June 30,         Ended June 30,
                       1996       1995        1996       1995
- -----------------------------------------------------------------
Expenses
  associated with
  non-operating
  real estate
  owned          $  133,000  $   123,000   $  68,000  $   77,000
Depreciation and
  amortization
  expense             7,000       58,000       3,000      29,000
Interest expense    235,000      271,000     115,000     132,000
General and
  administrative,
  affiliates        120,000       81,000      56,000      47,000
General and
  administrative,
  nonaffiliates      55,000       45,000      18,000      22,000
Mortgage
  investment
  servicing fees
  paid to affiliates  2,000       25,000       1,000      12,000
- -----------------------------------------------------------------
   Total expenses 1,310,000    1,783,000     788,000   1,271,000
- -----------------------------------------------------------------
Net loss before
  minority
  interest         (720,000)  (1,140,000)   (497,000)   (960,000)

Minority interest    44,000      126,000      23,000     100,000
- -----------------------------------------------------------------
  Net loss       $ (676,000) $(1,014,000)  $(474,000) $ (860,000)
=================================================================
Net loss per
  limited
  partnership
  unit           $   (17.45) $    (26.18)  $  (12.24) $   (22.21)
=================================================================

   See accompanying notes to consolidated financial statements
                              5
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                    A Limited Partnership

           Consolidated Statement of Partners' Equity
                         (Unaudited)

           For the six months ended June 30, 1996
                                                        Total
                         General        Limited        Partners'
                         Partners       Partners        Equity
- -----------------------------------------------------------------
Balance at
  December 31, 1995   $  (525,000)   $ 10,471,000   $  9,946,000

Net loss                      ---        (676,000)      (676,000)
- -----------------------------------------------------------------
Balance at
  June 30, 1996       $  (525,000)   $  9,795,000   $  9,270,000
=================================================================

























   See accompanying notes to consolidated financial statements
                              6
       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                    A Limited Partnership

             Consolidated Statements of Cash Flows
                        (Unaudited)

      For the six months ended June 30, 1996 and 1995


                                   1996              1995
- -----------------------------------------------------------------
Cash flows from
 operating activities:
  Net loss                      $  (676,000)     $(1,014,000)
  Adjustments to reconcile
   net loss to net cash used
   in operating activities:
     Provision for
      possible losses                   ---          716,000
     Interest accrued
      to principal on
      loans receivable              (62,000)          (6,000)
     Depreciation expense             7,000           58,000
     Minority interest              (44,000)        (126,000)
     Gain on sale of
      real estate owned             (40,000)        (112,000)
     Equity in losses of
      unconsolidated investees      587,000          310,000
Changes in assets
  and liabilities:
   Decrease in
    accrued interest
    receivable                       14,000           14,000
   (Increase) decrease
    in other assets                  27,000          (24,000)
   Decrease in
    accounts payable and
    accrued liabilities             (30,000)         (16,000)
   Increase in interest
    and property taxes
    payable on real
    estate owned                      4,000            2,000



   See accompanying notes to consolidated financial statements
                              7
       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                  A Limited Partnership

          Consolidated Statements of Cash Flows
                       (Continued)
                       (Unaudited)

       For the six months ended June 30, 1996 and 1995


                                   1996              1995
- -----------------------------------------------------------------
   Increase in interest
    payable to affiliates
    on notes secured by
    real estate owned           $    22,000      $    43,000
   Decrease in payable
    to affiliates                    (3,000)          (5,000)
- -----------------------------------------------------------------
     Net cash used in
      operating
      activities                   (194,000)        (160,000)
- -----------------------------------------------------------------
Cash flows from
  investing activities:
   Principal collected
    on loans                         44,000           12,000
   Advances on loans made
    to unconsolidated
    investees (note 4)             (960,000)        (114,000)
   Advances on loans
    made to customers                   ---           (2,000)
   Proceeds from sale of
    real estate owned               190,000        1,015,000
   Disbursements on
    real estate owned               (60,000)             ---
   Decrease in short-term
    investments                     103,000              ---
- -----------------------------------------------------------------
Net cash provided by
     (used in) investing
     activities                    (683,000)         911,000
- -----------------------------------------------------------------



   See accompanying notes to consolidated financial statements
                              8
       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                  A Limited Partnership

          Consolidated Statements of Cash Flows
                       (Unaudited)
                       (Continued)

       For the six months ended June 30, 1996 and 1995

                                   1996              1995
- -----------------------------------------------------------------
Cash flows from
  financing activities:
   Principal advances
    on notes payable
    to affiliates               $    21,000      $    19,000
   Principal payments
    on notes payable                 (5,000)             ---
- -----------------------------------------------------------------
Net cash provided by
    financing activities             16,000           19,000
- -----------------------------------------------------------------
Net increase
  (decrease) in cash               (861,000)         770,000

Beginning cash and
  cash equivalents                2,947,000        2,267,000
- -----------------------------------------------------------------
Ending cash and cash
  equivalents                   $ 2,086,000      $ 3,037,000
=================================================================
Supplemental schedule of
  cash flow information:
   Cash paid during
    the six months for:
      Interest                  $   199,000      $   200,000

Supplemental schedule of
  noncash investing and
  financing activities:
   Decrease in real estate
    owned resulting from
    foreclosure                 $ 1,029,000      $       ---



See accompanying notes to consolidated financial statements
                              9
       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                  A Limited Partnership

          Consolidated Statements of Cash Flows
                       (Unaudited)
                       (Continued)

       For the six months ended June 30, 1996 and 1995

                                   1996              1995
- -----------------------------------------------------------------
   Decrease in real
    estate loans
    through chargeoff
    of deferred profit          $   270,000      $       ---
   Decrease in notes
    payable through
    foreclosure                     650,000              ---
   Decrease in interest
    and taxes payable
    on real estate
    owned through
    foreclosure                      15,000              ---
   Decrease in allowance
    for losses resulting
    from foreclosure                364,000              ---
   Decrease in deferred
    profit on equity
    participation
    through foreclosure             270,000              ---















   See accompanying notes to consolidated financial statements
                              10
       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                    A Limited Partnership

          Notes to Consolidated Financial Statements
                       (Unaudited)

                  June 30, 1996 and 1995

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

As of June 30, 1996, a majority of the loans secured by operating properties have been repaid to the Partnership. However, during recent years, real estate market values for undeveloped land in California have declined severely. As the loans secured by undeveloped land and certain operating properties became delinquent, management of the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership has become a direct investor in this real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell this real estate owned.

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





                             11
Results for the six months ended June 30, 1996 and 1995 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

Information pertaining to the six months ended June 30, 1996 and 1995 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

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

At June 30, 1996, the carrying value of loans that are considered to be impaired under SFAS 114 totaled $3,227,000 (of which $2,522,000 were on nonaccrual status). At June 30, 1996, the allowance for possible loan losses determined in accordance with the provisions of SFAS 114, related to loans considered impaired under SFAS 114 totaled $957,000. There were three loans

                             12
to unconsolidated investees considered impaired under SFAS 114 for which there is no related allowance for possible loan losses at June 30, 1996. However, the unconsolidated investees have recorded an allowance for losses of $4,180,000 and the Partnership's proportionate share of losses in unconsolidated investees reflects this allowance. One of the loans receivable is recorded with a corresponding deferred profit liability of $289,000. There was a $2,000 investment in impaired loans during the six months ended June 30, 1996. For the six months ended June 30, 1996, the Partnership recognized interest income on impaired loans of $33,000.

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



(3)  REAL ESTATE OWNED

Real estate owned consists of the following:
                                     (dollars in thousands)
                                      June 30,       December 31,
                                        1996             1995
- -----------------------------------------------------------------
1.  Shopping Center in Upland, CA    $   5,143       $   5,106
2.  19 acres in Sacramento, CA           2,641           2,618
3.  Auto retail center in Corona, CA     2,580           2,580
4.  23 acres in Riverside, CA              ---           1,012
5.  5 condominiums in Oxnard, CA         1,310           1,550
- -----------------------------------------------------------------
Subtotal                                11,674          12,866
Less accumulated depreciation              517             517
- -----------------------------------------------------------------
Total real estate owned              $  11,157       $  12,349
=================================================================

                             13
Property No. 5 has been accounted for as insubstance foreclosure under SFAS 118 as the Partnership does not currently hold legal title to this property, but the borrower has surrendered the collateral to the control of the Partnership.

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

(4)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, Centennial Corporation is entitled to receive from the Partnership mortgage investment servicing fees for loans serviced equal to an annual rate of 1/4 of 1 percent of the committed amount to be funded by the Partnership. The Partnership incurred $2,000 and $1,000 of mortgage investment servicing fees for the six and three months ended June 30, 1996 and $25,000 and $12,000 for the six and three months ended June 30, 1995.

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not yet received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners during the six and three months ended June 30, 1996 or 1995.


                             14
The Partnership owns 50 percent of the outstanding capital stock of two corporations which have not been consolidated in the accompanying financial statements, LCR Development, Inc., ("LCR") and BKS Development Inc., ("BKS"). The balance of outstanding capital stock in these corporations is owned by Centennial Mortgage Income Fund II ("CMIF II"), an affiliate. LCR has invested in a joint venture, Silverwood Homes ("Silverwood") which is constructing homes in Lancaster, CA. The Partnership has participated in making several loans to these corporations and this joint venture. Under the equity method of accounting, these loans are a component of the Partnership's investment in LCR and BKS, and therefore, the Partnership has recorded losses by LCR and BKS as a reduction of the carrying value of these loans receivable.

The Partnership holds a $1,250,000 unsecured note and holds a 50 percent participation in a $2,115,000 unsecured note, both due from LCR. The Partnership's share of the $2,115,000 note at June 30, 1996 is $1,055,000 and the Partnership had applied $1,022,000 of cumulative losses from unconsolidated investees against the carrying value of the note as of that same date. The Partnership has not accrued its share of interest on these notes which was approximately $491,000 as of June 30, 1996.

Silverwood began constructing a model home complex at the project in June 1995. Construction commenced in September 1995 on Phase I at the project. At June 30, 1996, the Partnership holds a 50 percent participation in three notes, due from Silverwood including a land development loan, a model home loan and a home construction loan. The Partnership's disbursed balance of the $3,265,700 development loan at June 30, 1996, is $808,000. The
Partnership's disbursed balance of the $490,000 model loan at June 30, 1996 is $233,000. At June 30, 1996 the Partnership's disbursed balance of the $1,034,000 Phase I construction loan is $647,000.














                             15
The consolidated balance sheet and statement of operations of LCR Development, Inc. have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in the corporation using the equity method. The following represents condensed financial information for LCR at June 30, 1996 and for the six months ended June 30, 1996:


                       LCR Development, Inc.
                    Consolidated Balance Sheet


                                                   June 30,
  Assets                                             1996
- -----------------------------------------------------------------
Cash                                             $     2,000

Real estate owned, held for investment             5,902,000
Less allowance for losses on
  real estate investments                          1,337,000
- -----------------------------------------------------------------
Net real estate owned                              4,565,000

Organization costs                                     2,000
- -----------------------------------------------------------------
                                                 $ 4,569,000
=================================================================

  Liabilities and Stockholders' Deficit
- -----------------------------------------------------------------
Notes payable to affiliates                      $ 6,299,000
Accounts payable and accrued liabilities               2,000
Interest and taxes payable
  on real property                                   313,000
- -----------------------------------------------------------------
Total liabilities                                  6,614,000

Stockholders' deficit                             (2,045,000)
- -----------------------------------------------------------------
                                                 $ 4,569,000
=================================================================




                             16
                   LCR Development, Inc.
            Consolidated Statement of Operations

                                                   Six months
                                                     ended
                                                  June 30, 1996
- -----------------------------------------------------------------
Provision for losses on real estate owned        $   550,000
Interest expense                                     113,000
Selling and marketing expenses                       100,000
General and administrative                            91,000
- -----------------------------------------------------------------
Net (loss)                                       $  (854,000)
=================================================================


The Partnership holds a 50 percent participation in a $3,894,000 note due from BKS. The Partnership's share of the note receivable at June 30, 1996 is $1,947,000 and the Partnership had applied $1,772,000 of cumulative losses from unconsolidated investees against the carrying value of the note as of that same date. The Partnership has not accrued its share of interest on this note which was approximately $562,000 as of June 30, 1996.






















                             17
The balance sheet and statement of operations of BKS have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for BKS at June 30, 1996 and for the six months ended June 30, 1996:


                    BKS Development, Inc.
                        Balance Sheet

                                                  June 30,
  Assets                                            1996
- -----------------------------------------------------------------
Cash                                             $     1,000

Real property                                      5,199,000
Less allowance for losses on
  real estate investments                          2,843,000
- -----------------------------------------------------------------
Net real estate owned                              2,356,000
- -----------------------------------------------------------------
                                                 $ 2,357,000
=================================================================

  Liabilities and Stockholders' Deficit
- -----------------------------------------------------------------
Bonds payable                                    $   698,000
Notes payable to affiliates                        3,898,000
Interest and property taxes
   payable on real property                        1,307,000
- -----------------------------------------------------------------
Total liabilities                                  5,903,000

Stockholders' deficit                             (3,546,000)
- -----------------------------------------------------------------
                                                 $ 2,357,000
=================================================================







                             18
                    BKS Development, Inc.
                   Statement of Operations

                                                  Six months
                                                    ended
                                                 June 30, 1996
- -----------------------------------------------------------------
Interest expense                                 $    92,000
Provision for losses                                 150,000
Property taxes                                        72,000
General and administrative                             5,000
- -----------------------------------------------------------------
Net (loss)                                       $  (319,000)
=================================================================


The Partnership owns an interest in Grand Plaza Auto Retail, Inc., the corporation which owns the auto retail center in Corona, California jointly with an affiliated entity, Centennial Mortgage Income Fund III, ("CMIF III"). At June 30, 1996, the ownership percentages are 86.67 for the Partnership and 13.33 for CMIF III. The assets and liabilities of this corporation have been consolidated in the accompanying consolidated financial statements. Notes payable and interest payable to affiliates on notes secured by real estate owned includes $530,000 and $508,000 at June 30, 1996 and December 31, 1995, respectively, and the Partnership had cumulatively applied $396,000 and $370,000 of minority interest share of losses from this corporate joint venture against the note payable to affiliates balance as of the same dates. The notes payable to affiliates balance reflects CMIF III's share of a note payable by the corporation to the Partnership and CMIF III. The note bears interest at 14 percent fixed and matures October 1, 1996.

The Partnership owns an interest in BNN Development, Inc., the corporation which owns the 19 acres in Sacramento, California jointly with an affiliated entity, CMIF III. At June 30, 1996, the ownership percentages are 86.25 for the Partnership and 13.75 for CMIF III. The assets and liabilities of this corporation have been consolidated in the accompanying consolidated financial statements. Notes payable and interest payable to affiliates on notes secured by real estate owned includes $403,000 and $383,000 at June 30, 1996 and December 31, 1995, respectively, and the


                             19
Partnership had cumulatively applied $277,000 and $260,000, of minority interest share of losses from this corporate joint venture against the note payable to affiliates balance as of the same dates. The notes payable to affiliates balance reflects CMIF III's share of a note payable by the corporation to the Partnership and CMIF III. The note bears interest at 15 percent fixed and matures November 1, 1997.



(5) NOTES PAYABLE


Notes payable consist of the following:
                                    (dollars in thousands)
                                     June 30,    December 31,
                                       1996          1995
- -----------------------------------------------------------------

Note payable secured by
  19 acres in Sacramento, CA
  with interest only payments
  due monthly; interest rate of
  12 percent fixed, maturing
  September 1, 1996                $   900           $   900

Note payable secured by
  shopping center in
  Upland, CA with interest
  and principal payments due
  monthly of $24,000; interest
  rate of 11.25 percent fixed,
  maturing November 1, 1996          2,455             2,460

Note payable secured by 23
  acres in Riverside, CA;
  interest rate of 13.75
  percent fixed,
  matured August 1, 1992               ---               650
- -----------------------------------------------------------------
  Total notes payable              $ 3,355           $ 4,010
=================================================================



                             20
The Partnership acquired the 23 acres in Riverside by deed in lieu of foreclosure, subject to the note payable discussed above.
In the second quarter of 1996, the lender foreclosed on the property.

(6) CONTINGENCIES

There are no material pending legal proceedings other than ordinary routine litigation incidental to the Partnership's business.






































                             21
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND  RESULTS OF OPERATIONS.

GENERAL

The Partnership had net losses and losses per limited partnership unit of $(676,000) and $(17.45) and $(474,000) and $(12.24) for
the six and three months ended June 30, 1996 and ($1,014,000) and $(26.18) and $(860,000) and $(22.21) for the six and three months ended June 30, 1995. The decrease in losses from 1995 to 1996 is primarily due to a decrease in the provision for possible losses.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Partnership had $2,086,000 in cash and interest-bearing deposits. The Partnership had no unfunded loan commitments to nonaffiliates at June 30, 1996. Sources of funds are expected to be from the sale of real estate owned, future operations of real estate owned and payoffs of existing loans. The Partnership funded disbursements on loans to unconsolidated investees during the first six months of 1996 totaling $960,000 and received payoffs and paydowns on loans totaling $44,000. During the first six months of 1996, the Partnership incurred costs for the improvement of real estate owned totaling $60,000 and received payoffs and paydowns on real estate owned of $190,000.

The Partnership's notes payable commitments consist of interest and all principal payments due of approximately $3,355,000. The note payable secured by the 19 acres in Sacramento totaling $900,000 matures September 1, 1996. The note payable secured by the Upland Shopping Center totaling $2,455,000 matures November 1, 1996. The Partnership does not presently have sufficient capital reserves to make these balloon payments and meet operating commitments. Management has negotiated an extension on the $900,000 note for 18 months and believes that it will be able to obtain an extension or refinance on the $2,455,000 note. In addition to the note payable commitments, the Partnership's principal capital requirements include: i) real property taxes and bonds on real estate owned of approximately $203,000 payable during the next twelve months, and ii) selling, general and administrative costs. These commitments are expected to be paid from existing cash balances, future loan payoffs, and the sale of real estate owned.

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

RESULTS OF OPERATIONS

Due to the downturn in the real estate industry in California and its impact on the Partnership's borrowers, most of the Partnership's loans to nonaffiliates have been converted to nonperforming loans and/or real estate owned through foreclosures. Interest income on loans to nonaffiliates, including fees was $47,000 and $25,000 for the six and three months ended June 30, 1996 and $45,000 and $20,000 for the six and three months ended June 30, 1995.

Interest income on loans to unconsolidated investees, including fees totaled $61,000 and $36,000 for the six and three months ended June 30, 1996. There was no comparable income for the same periods in 1995. Interest income on loans to unconsolidated investees represents interest earned on the Silverwood loans.

The outstanding principal balance of loans on nonaccrual at June 30, 1996 totaled $2,522,000 as compared with $2,092,000 at June 30, 1995. Loans on "nonaccrual" refers to loans upon which the Partnership is no longer accruing interest. Management's policy is to cease accruing interest on loans when interest and/or principal repayments become 90 days past due. Had interest accrued through the first six months of 1996 and 1995 on the affiliated and nonaffiliated nonaccrual loans, interest income would have been approximately $330,000 and $197,000 higher than was actually reported for those periods.

The real estate owned balance at June 30, 1996 and 1995 was $11,157,000 and $12,663,000, respectively.

The following sections entitled Nonaccrual, Nonperforming Loans and Other Loans to Affiliates and Real Estate Owned provide a detailed analysis of these assets.

Nonaccrual, Nonperforming Loans and Other Loans to Affiliates

Loans on nonaccrual and nonperforming status at June 30, 1996 are summarized below:

During 1994, the Partnership renegotiated an equity participation note with an original committed amount of $374,000 secured by a second deed of trust on a 32,431 square foot shopping center in Corona, California. The loan provides for interest due to be payable at loan maturity; however, due to the amount of the senior debt and the decrease in land values, the Partnership has placed the loan on nonaccrual. The principal balance and nonaccrued interest at June 30, 1996 are $312,000 and $87,000 respectively. The $289,000 deferred profit on equity participation included in the liabilities on the Partnership's June 30, 1996 balance sheet was recorded in connection with this loan.

During 1991, the Partnership sold a pad on an existing piece of real estate owned in Corona, California and carried back financing in the amount of $600,000. The Partnership's share of the loan is 77 percent. Due to the loss of the major tenant, the borrower has been unable to make monthly interest payments. Management has worked out a forbearance agreement with the borrower for net cash flow monthly payments. The remaining interest due has been placed on nonaccrual. The principal balance and nonaccrued interest at June 30, 1996 are $460,000 and $117,000, respectively.

During 1989, the Partnership funded a loan with an original committed amount of $343,000 to provide land development financing in Perris, California. The loan matured June 1, 1993 and the borrower was unable to make interest payments or pay off the loan. The Partnership classified the loan as an insubstance foreclosure at December 31, 1993. Given the depressed value of the property and the amount of the delinquent bonds and taxes, the Partnership has been negotiating with the borrower in an attempt to discount the note to facilitate a sale or have the borrower deed the property to the Partnership. Should the negotiations not be completed and the property be lost to a tax sale, management has established an allowance for losses sufficient to cover the Partnership's equity in the property. The principal balance and nonaccrued interest at June 30, 1996 are $292,000 and $141,000, respectively.

During 1994, the Partnership funded a $1,250,000 unsecured note and a 50 percent participation in a $2,115,000 unsecured note, both representing workout loans and due from LCR, an affiliate. These two loans reflect the majority of the cost basis of single family lots contributed to Silverwood. LCR's only source of repayment of these notes are proceeds from the sale of the fully developed lots. Management has estimated the proceeds for repayment of these two notes to be less than the original principal balance of the loans. As a result, the loans have been placed on nonaccrual. The principal balance, participating principal balance and nonaccrued interest balances at June 30, 1996 are $1,250,000 and $274,000 and $1,055,000 and $217,000,
respectively. As discussed in note 4, the Partnership has reduced the carrying value of these notes by $1,022,000, its share of losses from this unconsolidated investee.

During 1994, the Partnership funded a 50 percent participation in a $3,894,000 note due from BKS. The loan is secured by 283 acres in Bakersfield, California. The property has declined in value and is subject to delinquent bonds and taxes. As a result, the Partnership has placed the loan on nonaccrual. The participating principal balance and nonaccrued interest balances at June 30, 1996 are $1,947,000 and $562,000, respectively. As discussed in note 4, the Partnership has reduced its carrying value of this note by $1,772,000, its share of losses from this unconsolidated investee.

Real Estate Owned

A description of the Partnership's principal real estate owned and loan classified as insubstance foreclosure follows:

Shopping Center in Upland, California

During the third quarter of 1988, the Partnership foreclosed on a loan secured by this project. The Partnership originally committed $5,600,000 for the rehabilitation of a 33,327 square foot retail center and construction of an automotive service facility in Upland, California. Cost overruns and construction delays prevented the borrower from selling the project and thereby performing on the loan. The property generated net operating income before debt service of $212,000 during the first six months of 1996 and its net carrying value was $4,626,000 at June 30, 1996. The property is currently 98 percent leased. The property is encumbered by a note of $2,455,000, secured by a first trust deed on the property. The Partnership is marketing this property for sale.

19 Acres in Sacramento, California

During the third quarter of 1991, the Partnership took a deed in lieu of foreclosure on a second trust deed secured by 19 acres of undeveloped land in Sacramento, California. The property is encumbered by a $900,000, 12 percent fixed interest rate note payable secured by a first trust deed on the property. The note requires monthly interest-only payments, and the balance is due September 1, 1996. The Partnership continues to finalize the entitlement processing, flood issues and provide for utility services for the property. As economic conditions rebound in California, and the demand for development land in the area returns, the Partnership intends to list the property for sale. At June 30, 1996, the carrying value of this asset was $2,641,000.

Auto Retail Center in Corona, California

During 1988, the Partnership funded a loan with an original committed amount of $3,313,000 for the purpose of constructing a 39,185 square foot auto/retail center in Corona, California. The loan matured on September 1, 1989. The borrower defaulted under a forbearance agreement, and the Partnership filed a notice of default on December 14, 1990. The borrower filed for bankruptcy on February 15, 1991. A pad was sold during April 1991 resulting in the Partnership receiving a net paydown of $249,000. The Partnership provided financing to the purchaser. The Partnership took a grant deed on the property through the Bankruptcy Courts in December 1991. The subject center is 68 percent leased and the property generated net operating income of $11,000 during the first six months of 1996. The center is being marketed for sale. The carrying value at June 30, 1996 is $2,580,000.

5 Condominiums in Oxnard, California

During 1990, the Partnership funded a loan secured by a first trust deed with an original committed amount of $3,000,000 for the construction of 12 condominiums in Oxnard, California. The Partnership has recorded an insubstance foreclosure on these 12 condominiums. The borrower signed over control to the second trust deed holder in December 1992, the second trust deed holder, an affiliate, abandoned the property and the Partnership now controls the property. The Partnership receives 100 percent of all sales proceeds net of selling costs. The condominiums are located adjacent to the beach. The values of beach front property have been hard hit in the local market due to the excess supply of this type of property. As of June 30, 1996, the Partnership had sold seven condominiums and is attempting to sell the remaining units. One unit is in escrow at June 30, 1996 but there is no assurance that this escrow will actually close. The carrying value at June 30, 1996 is $1,310,000.

INTEREST ON INTEREST-BEARING DEPOSITS

Interest earned on interest-bearing deposits totaled $48,000 and $21,000 for the six and three months ended June 30, 1996 and $48,000 and $26,000 for the six and three months ended June 30, 1995. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits.

INCOME FROM OPERATIONS OF REAL ESTATE OWNED

Income from operations of real estate owned consists of operating revenues of $394,000 and $169,000 for the six and three months ended June 30, 1996 and $438,000 and $225,000 for the six and three months ended June 30, 1995. These revenues are from the Upland shopping center and the auto retail center in Corona. The decrease for 1996 is due to a chargeoff for uncollectible rents.

GAIN ON SALE

Gain on sale of real estate owned represents income earned on the sale of condominiums in Oxnard of $40,000 for the six and three months ended June 30, 1996. Gain on sale of real estate owned represents income earned on the sale of condominiums in Oxnard and the sale of the office building in Sacramento for the six and three months ended June 30, 1995 totaling $112,000 and $40,000, respectively.

PROVISION FOR POSSIBLE LOSSES

There was no provision for possible losses for the six and three months ended June 30, 1996. The provision for possible losses was $716,000 for the six and three months ended June 30, 1995. The 1995 provision relates primarily to the shopping center in Upland and the auto retail center in Corona. The provision for possible losses results from the change in the allowance for possible losses and the allowance for possible losses on real estate owned net of chargeoffs, if any. Management believes that the allowance for possible losses at June 30, 1996 is adequate to absorb the known and inherent risk in the Partnership's loan and real estate owned portfolio.


SHARE OF LOSSES IN UNCONSOLIDATED INVESTEES

The Partnership has invested in corporations in which it has less than a majority ownership and accounts for these investments using the equity method. The Partnership's share of losses in these unconsolidated investees was $587,000 and $442,000 for the six and three months ended June 30, 1996 and $310,000 and $157,000 for the six and three months ended June 30, 1995. The share of losses consists primarily of a provision for losses on real estate, interest expense, selling and marketing expense and general and administrative expense related to the single family development owned by LCR and the 283 acres in Bakersfield owned by BKS.

OTHER EXPENSES

Operating expenses from operations of real estate owned were $142,000 and $70,000 for the six and three months ended June 30, 1996 and $126,000 and $64,000 for the six and three months ended June 30, 1995. The expenses were associated with the Upland shopping center and the auto retail center in Corona. The increase for 1996 is due primarily to additional asphalt and roofing expenses for 1996.

Operating expenses from operations of real estate owned paid to affiliates were $29,000 and $15,000 for the six and three months ended June 30, 1996 and $28,000 and $15,000 for the six and three months ended June 30, 1995. The operating expenses consist of property management fees paid to affiliates of the general partners.

Expenses associated with non-operating real estate owned were $133,000 and $68,000 for the six and three months ended June 30, 1996 and $123,000 and $77,000 for the six and three months ended June 30, 1995. The expenses relate to the 19 acres in Sacramento, the condominiums in Oxnard and the 23 acres in Riverside. The increase for the six months ended June 30, 1996 is primarily due to an increase in costs due to development of the 19 acres in Sacramento.

Depreciation and amortization expense was $7,000 and $3,000 for the six and three months ended June 30, 1996 and $58,000 and $29,000 for the six and three months ended June 30, 1995. The 1995 depreciation relates primarily to the Upland shopping center and tenant improvements for the auto retail center in Corona.
The decrease for 1996 is due to the implementation of SFAS 121 which does note require depreciation on real estate owned, held for sale.

Interest expense was $235,000 and $115,000 for the six and three months ended June 30, 1996 and $271,000 and $132,000 for the six and three months ended June 30, 1995. The interest expense during 1996 relates to the Upland Shopping Center, the 19 acres in Sacramento, California and the Partnership's share of interest payable to affiliates on the auto retail center in Corona. The interest expense during 1995 also included the Partnership's share of interest payable to affiliates on the 19 acres in Sacramento. This loan was placed on nonaccrual in late 1995.

General and administrative expenses, affiliates totaled $120,000 and $56,000 for the six and three months ended June 30, 1996 and $81,000 and $47,000 for the six and three months ended June 30, 1995. These expenses are primarily salary allocation reimbursements paid to affiliates. The increase for 1996 is partially due to a $23,000 change in billing methodology from mortgage investment servicing fees to salary allocations and a $16,000 payment for a prior period which had not been accrued.

General and administrative expenses, nonaffiliates totaled $55,000 and $18,000 for the six and three months ended June 30, 1996 and $45,000 and $22,000 for the six and three months ended June 30, 1995. These expenses consist of other costs associated with the administration of the Partnership. The increase for 1996 is primarily due to moving expenses, office expenses and outside services.

Mortgage investment servicing fees totaled $2,000 and $1,000 for the six and three months ended June 30, 1996 and $25,000 and $12,000 for the six and three months ended June 30, 1995. This consists of fees paid to Centennial Corporation for servicing the Partnership's loan and real estate owned portfolio. During 1996, the Partnership no longer incurs mortgage investment servicing fees for servicing the Partnership's real estate owned portfolio

















                           PART II

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


CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
A California Limited Partnership


By:/s/John B. Joseph
_________________________________
John B. Joseph
General Partner                                 August 14, 1996


By:/s/Ronald R. White
_________________________________
Ronald R. White
General Partner                                 August 14, 1996


By:  CENTENNIAL CORPORATION
     General Partner


/s/Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer                         August 14, 1996