Form 10-K
period 1996-12-31
CENTENNIAL MORTGAGE INCOME FUND
filed 1997-03-31
CIK 736980

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1996
                               or

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from   N/A   to   N/A

                 Commission File Number: 0-22520

                 CENTENNIAL MORTGAGE INCOME FUND
     (Exact name of registrant as specified in its charter)

         California                          33-0053488
  (State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)

   1540 South Lewis Street, Anaheim, California        92805
   (Address of principal executive office)         (Zip Code)

Registrant's telephone number, including area code: (714)502-8484

Securities registered pursuant to Section 12(b) of the Act: None

  Securities registered pursuant to Section 12(g) of the Act:

                    Limited Partnership Units
                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the Registrant was required file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  X     NO

Indicate by check mark whether if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                          YES  X     NO
            This report includes a total of 78 pages.













































                             PART I


ITEM 1. BUSINESS.

(a)  General Development of the Business

Centennial Mortgage Income Fund (the "Partnership"), a California Limited Partnership, was organized on December 13, 1983. The Partnership's registration statement became effective June 8, 1984. The general partners were John B. Joseph, Ronald R. White and West Coast Bancorp ("WCB").

During 1992, WCB resigned as general partner of the Partnership. Centennial Corporation ("CC"), a privately-held corporation whose stock is owned by affiliates of Ronald R. White and John B. Joseph, became a new general partner in 1993. CC was incorporated in October of 1983. Upon the resignation of WCB as general partner, the two remaining general partners appointed CC as an interim corporate general partner and subsequently received a majority vote of the limited partners approving the new corporate general partner.

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

The Partnership's objectives are to preserve the Partnership's invested capital, provide increased cash distributions to the limited partners as the cash flow from the properties underlying mortgage investments increases over the life of the Partnership, provide capital growth through participation in the increased value of the underlying properties and provide liquidating distributions as loans are repaid and cash from the sale of real estate owned is no longer needed for development and operations of real estate owned.

Due to the long term recession and falling real estate market values in California, many of the Partnership's loans became delinquent and management of the Partnership elected to foreclose, thereby increasing real estate owned balances. As a result, the Partnership has become a direct investor in this real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell this real estate owned. The real estate owned balance before allowance for possible losses at December 31, 1994 was $13,820,000 decreasing to $12,349,000 at year end 1995 and $11,360,000 at year end 1996.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY.

No properties or facilities are owned or leased by the Partnership other than real estate owned which was obtained through foreclosure of real estate loans receivable, as described in notes 5 and 6 of Notes to Consolidated Financial Statements.

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

(b)  Approximate Number of Holders of Limited Partnership Units

As of December 31, 1996, there were approximately 5,500 holders of limited partnership units.

(c)  Partnership Distributions

No distributions were declared or paid by the Partnership during the three year period ended December 31, 1996.

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



ITEM 6.  SELECTED FINANCIAL DATA.

                       (dollars in thousands, except per unit data)
                                        Years ended
--------------------------------------------------------------------------------
----------
                     12/31/96       12/31/95       12/31/94       12/31/93
12/31/92
--------------------------------------------------------------------------------
----------

Consolidated Statement
  of Operations Data:

Total revenue........  $  1,105     $   1,159      $  1,096       $  1,246
$  2,157
Net loss.............    (2,514)       (2,776)       (1,286)        (5,968)
(3,676)
Net loss
  per limited
  partnership unit...    (64.91)       (71.68)       (33.21)       (154.10)
(90.16)

Consolidated Balance
  Sheet Data:

Total loans..........     3,297         4,793         6,641          3,489
10,182
Total real
  estate owned.......    11,360        12,349        13,820         21,394
18,395
Total assets.........    11,394        14,842        17,688         20,927
24,995
Partners' equity.....     7,432         9,946        12,722         14,008
19,976


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND  RESULTS OF OPERATIONS.

General

Net loss and loss per limited partnership unit were $(2,514,000) and $(64.91) for the year ended December 31, 1996 down from $(2,776,000) and $(71.68) in 1995 and up from $(1,286,000) and
$(33.21) in 1994. The decrease in loss in 1996 is primarily the result of a decrease in the provision for possible losses which was partially offset by an increase in share of losses in unconsolidated investees. The increase in loss in 1995 is primarily the result of an increase in share of losses in unconsolidated investees.

Liquidity and Capital Resources

At December 31, 1996, the Partnership had $1,712,000 in cash and interest-bearing deposits. Additional sources of funds are future operations of real estate owned, sale of real estate owned and payoffs of existing loans. The Partnership also had $1,066,000 in nonperforming loans which had reached maturity as of December 31, 1996, however, none of these loans is considered to be a near term source of cash. As of December 31, 1996, all real estate owned is classified as held for sale and the Partnership was currently marketing $11,360,000 in real estate owned. The Partnership had no unfunded loan commitments to nonaffiliates at December 31, 1996. The Partnership funded advances on loans to affiliates during 1996 totaling $1,044,000 and received payoffs and paydowns on loans to nonaffiliates totaling $163,000. During 1996, the Partnership funded $273,000 of capital expenditures for real estate owned and received proceeds from the sale of real estate owned of $190,000.

The Partnership's notes payable commitments for 1997 consist of interest and principal payments due of approximately $2,563,000. The note payable secured by the Upland Shopping Center totaling $2,455,000 matures May 1, 1997. The Partnership does not presently have sufficient capital reserves to make this balloon payment and meet operating commitments. However, the Partnership has a letter of intent from the lender to extend this note until November 1, 2001. In addition to the note payable commitments, the Partnership's principal capital requirements include: i) real property taxes and bonds on real estate owned of approximately $185,000 payable in 1997, and ii) selling, general and administrative costs. These commitments are expected to be paid from existing cash balances, future loan payoffs, and the sale of real estate owned.

The Partnership is continuously evaluating various alternative strategies for liquidating its real estate assets. These alternative strategies include the potential joint venture and/or build out of certain of the Partnership's properties in order to increase their marketability and maximize the return to the limited partners. In the event the Partnership decides to implement some of these strategies, it may require the reinvestment of proceeds received from the payoff of existing loans and/or the sale of other real estate assets. The decision to invest additional cash in existing assets will only be made if, based on management's best judgment at the time, there is a clear indication that such investment will generate a greater return to the limited partners than any other strategies
available to the Partnership.   During 1995, the Partnership,
through its 50 percent owned corporation, LCR Development, Inc., ("LCR"), entered into a joint venture agreement with Home Devco, Inc. ("Home Devco"), an affiliated entity, entitled Silverwood Homes ("Silverwood"). For further information see note 5 of Notes to Consolidated Financial Statements.

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

Results of Operations

Due to the downturn in the real estate industry in California and its impact on the Partnership's borrowers, most of the Partnership's loans to nonaffiliates have been converted into nonperforming loans and/or real estate owned through foreclosures. As a result, interest income on loans to affiliates and nonaffiliates, including fees, decreased substantially during 1996, 1995 and 1994. Interest income on loans to affiliates, including fees was $100,000 for 1996 and $41,000 for 1995 related to the Silverwood joint venture. There was no interest income on loans to affiliates for 1994 due to the fact that there were no loans to affiliates in 1994. Interest income on loans to nonaffiliates, including fees, was $100,000 in 1996, $78,000 in 1995 and $186,000 in 1994. Interest income on loans to nonaffiliates increased in 1996 primarily due to the restructure and payment of interest on two loans. Interest income on loans to nonaffiliates decreased in 1995 due to payoffs of existing loans and increases in loans on nonaccrual.

Loans on "nonaccrual" refers to loans upon which the Partnership is no longer accruing interest. Management's policy is to cease accruing interest on loans when collection of interest and/or principal payments has become doubtful. Loans to affiliates and nonaffiliates on nonaccrual status amounted to $2,597,000, $3,412,000 and $2,319,000 as of December 31, 1996, 1995 and 1994,
respectively.

The real estate owned balance before allowance for possible losses at December 31, 1996, 1995 and 1994 was $11,360,000,
$12,349,000 and $13,820,000, respectively.  During 1995 and 1994, the Partnership accounted for foreclosed assets using the American Institute of Certified Public Accountants Statement of Position 92-3 ("SOP 92-3"), "Accounting for Foreclosed Assets". SOP 92-3 indicated that foreclosed assets were presumed held for sale and not for the production of income. Accordingly, foreclosed assets held for sale were carried at the lower of cost or fair value minus estimated costs to sell. The cost of such assets at the time of foreclosure was the fair value of the asset foreclosed. Immediately after foreclosure, a valuation allowance was recognized for estimated costs to sell through a charge to operations. All of the Partnership's real estate owned was presumed held for sale.

Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 supersedes SOP 92-3 and also requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less costs to sell.
An impairment loss shall be measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets less costs to sell. SFAS 121 requires that assets to be disposed of not be depreciated while they are held for disposal. The adoption of SFAS 121 did not have a significant impact on the Partnership's financial statements.

Had all accrued interest been recorded throughout 1996, 1995 and 1994 on the affiliated and nonaffiliated nonaccrual loans, interest income would have increased by $261,000, $646,000 and $543,000, respectively, for those periods.

Real estate loans receivable, earning represents four loans totaling $700,000 which are performing but classified as impaired. The four loans have been restructured and are reduced by deferred liabilities and allowances of $321,000. Real estate loans receivable, nonearning represents three past due or renegotiated loans totaling $1,066,000. These loans are reduced by $950,000 in deferred profit and allowances. Most of the borrowers have little or no equity in the underlying collateral for the loans and as a result, these loans represent an investment in real estate. Therefore, these loans are carried on the balance sheet at the fair value of the underlying real estate collateral or have been fully reserved.

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

Nonaccrual, Nonperforming Loans and Other Loans to Affiliates

Loans on nonaccrual status during the year ended December 31, 1996 are summarized below:

During 1988, the Partnership recorded an equity participation note with an original committed amount of $350,000 secured by a second trust deed on a 160-unit apartment complex in Riverside, California. The loan was on nonaccrual due to past due interest. The complex was 82 percent leased, and due to low rental rates and slow payments, the first trust deed holder filed a notice of default on April 12, 1995 and completed a judicial foreclosure during 1996. The loan had been recorded with a deferred profit liability equal to the principal balance of the loan and the foreclosure had no impact on the Partnership's income statement.

During 1994, the Partnership renegotiated an equity participation note with an original committed amount of $374,000 secured by a second deed of trust on a 32,431 square foot shopping center in Corona, California. The loan provides for interest due to be payable at loan maturity; however, due to the amount of the senior debt and the decrease in land values, the Partnership has placed the loan on nonaccrual. The principal balance and nonaccrued interest at December 31, 1996 are $375,000 and $107,000 respectively. The Partnership has recorded a reduction of $62,000 against the $375,000 principal balance which represents previously nonaccrued interest and has also recorded a $289,000 deferred profit in connection with this loan.
During 1991, the Partnership sold a pad on an existing piece of real estate owned in Corona, California and carried back financing in the amount of $600,000. The Partnership's share of the loan is 77 percent. Due to the loss of the major tenant, the borrower has been unable to make monthly interest payments. Management has worked out a forbearance agreement with the borrower for net cash flow monthly payments. The remaining interest due has been placed on nonaccrual. The principal balance and nonaccrued interest at December 31, 1996 are $460,000, and $111,000, respectively. The Partnership had recorded a $367,000 allowance for losses related to this loan as of December 31, 1996.

During 1989, the Partnership funded a loan with an original committed amount of $343,000 to provide land development financing in Perris, California. The loan matured June 1, 1993 and the borrower was unable to make interest payments or pay off the loan. The Partnership classified the loan as an insubstance foreclosure at December 31, 1993. Given the depressed value of the property and the amount of the delinquent bonds and taxes, the Partnership has been negotiating with the borrower in an attempt to discount the note to facilitate a sale or have the borrower deed the property to the Partnership. Should the negotiations not be completed and the property be lost to a tax sale, management has established a $293,000 allowance for losses related to this loan as of December 31, 1996. The principal balance and nonaccrued interest at December 31, 1996 are $293,000 and $163,000, respectively.

During 1994, the Partnership funded a $1,250,000 unsecured note and a 50 percent participation in a $2,115,000 unsecured note, both representing workout loans and due from LCR, an affiliate. These two loans reflect the majority of the cost basis of lots contributed to Silverwood. LCR's only source of repayment of these notes are proceeds from the sale of the fully developed lots. Management has estimated the proceeds for repayment of these two notes to be less than the original principal balance of the loans. As a result, the loans have been placed on nonaccrual. The principal balance and participating principal balance and nonaccrued interest balances at December 31, 1996 are $1,250,000 and $293,000 and $1,055,000 and $240,000,
respectively. As discussed in note 5 of Notes to Consolidated Financial Statements, the Partnership has reduced the carrying value of these notes by $2,305,000, a portion of its share of losses from this unconsolidated investee.

During 1994 and 1995, LCR had evaluated various alternative strategies for liquidating its investment in the 179 lots in Lancaster. During 1994, LCR determined that its best course of action appeared to be the full-scale buildout and sale of single-family homes since the market for finished lots had fallen so significantly. LCR obtained construction financing commitments from Centennial Mortgage Income Fund II ("CMIF II"), an affiliate, and the Partnership and entered into a joint venture agreement entitled Silverwood with Home Devco to construct and sell single-family homes at the project. The joint venture began constructing a model home complex at the project in June 1995. Construction commenced in September 1995 on Phase I at the project. At December 31, 1996, the Partnership holds a 50 percent participation in three notes due from Silverwood consisting of a land development loan, a model home loan and a home construction loan with a combined disbursed balance of $1,787,000. The Partnership's disbursed balance of the $3,265,700 development loan at December 31, 1996 is $977,000.
The Partnership's disbursed balance of the $490,000 model loan at December 31, 1996 is $239,000. At December 31, 1996, the
Partnership's disbursed balance of the $1,034,000 Phase I construction loan is $571,000. The Phase I construction loan matured July 1, 1996 and the Partnership is in the process of extending this note. As discussed in note 5 of Notes to Consolidated Financial Statements, the Partnership had reduced the carrying value of the land development loan by $256,000, the remainder of its share of losses in unconsolidated investees.

Sales volumes of new homes in the Lancaster area have continued to decline since 1995 while sales prices have remained relatively flat and construction costs have increased. This has caused a further decline in the value of finished lots and a reduction in the anticipated net proceeds the Partnership expects to realize from the buildout of homes at the project. Additionally, Silverwood closed escrow on only two homes during 1996, far less than originally anticipated. As a result of these factors, LCR recorded a $2,361,000 and $866,000 provision for losses on real estate investments during 1996 and 1995, respectively.

Real Estate Owned

A description of the Partnership's principal real estate owned and loan classified as insubstance foreclosure during the year ended December 31, 1996 follows:

Shopping Center in Upland, California

During the third quarter of 1988, the Partnership foreclosed on a loan secured by this project. The Partnership originally committed $5,600,000 for the rehabilitation of a 33,327 square foot retail center and construction of an automotive service facility in Upland, California. Cost overruns and construction delays prevented the borrower from selling the project and thereby performing on the loan. The property generated net operating income before debt service of $431,000 during 1996 and its carrying value before allowance for possible losses was $4,628,000 at December 31, 1996. The property is encumbered by a note of $2,455,000, secured by a first trust deed on the property. The Partnership oversees the management and leasing of the property which is currently 98 percent leased. Management is currently marketing the property for sale and hopes to sell this property during 1997. The Partnership had recorded a $921,000 allowance for losses related to this property as of December 31, 1996.

19 Acres in Sacramento, California

During the third quarter of 1991, the Partnership took a deed in lieu of foreclosure on a second trust deed secured by 19 acres of undeveloped land in Sacramento, California. The property is located in the North Natomas area and is zoned for light-industrial commercial use. The property is encumbered by a $900,000, 12 percent fixed interest rate note payable secured by a first trust deed on the property. The note requires monthly interest-only payments, and the balance is due April 1, 1998.
The Partnership continues to finalize the entitlement processing, flood issues and provide for utility services for the property. As these issues are finalized and the demand for development land in the area returns, the Partnership intends to list the property for sale. At December 31, 1996, the carrying value before allowance for possible losses of this asset was $2,822,000 and the Partnership had recorded a $1,134,000 allowance for losses related to this project.

Auto Retail Center in Corona, California

During 1988, the Partnership funded a loan with an original committed amount of $3,313,000 for the purpose of constructing a 39,185 square foot auto/retail center in Corona, California. The loan matured on September 1, 1989. The borrower defaulted under a forbearance agreement, and the Partnership filed a notice of default on December 14, 1990. The borrower filed for bankruptcy on February 15, 1991. A pad was sold during April 1991 resulting in the Partnership receiving a net paydown of $249,000. The Partnership provided financing to the purchaser. The Partnership took a grant deed on the property through the Bankruptcy Courts in December 1991. The subject center is 43 percent leased and the property generated net operating income of $35,000 during 1996. The center is being marketed for sale and has been in escrow twice. However, both of those sales were not finalized. The net carrying value before allowance for possible losses at December 31, 1996 is $2,600,000 and the Partnership had recorded a $1,665,000 allowance for losses related to this project.

23 Acres in Riverside, California

The Partnership took a grant deed in consideration of its note secured by a third trust deed on the property during the second quarter of 1992 and paid off the second deed of trust. The property was encumbered by a 13.75 percent fixed rate note payable secured by a first trust deed of $650,000 payable to another financial institution which matured August 1, 1992. During 1993 and 1994, management has attempted to negotiate with the FDIC as successor to the financial institution to payoff or restructure the terms of the note secured by the first trust deed and was not successful resulting in the FDIC commencing foreclosure proceedings on the property. The foreclosure was completed in 1996 and management established an allowance for losses sufficient to cover the loss which was incurred as a result of the foreclosure of this property.

5 Condominiums in Oxnard, California

During 1990, the Partnership funded a loan secured by a first trust deed with an original committed amount of $3,000,000 for the construction of 12 condominiums in Oxnard, California. The Partnership has recorded an insubstance foreclosure on these 12 condominiums. The borrower signed over control to the second trust deed holder in December 1992, the second trust deed holder, an affiliate, abandoned the property and the Partnership now controls the property. The condominiums are located adjacent to the beach. The values of beach front property have been hard hit in the local market due to the excess supply of this type of property. The Partnership has declined to assume any of the original builder's liabilities which would be required should the Partnership accept a deed in lieu of foreclosure on the property. However, the Partnership does receive 100 percent of all sales proceeds net of selling costs. As of December 31, 1996, the Partnership had sold seven condominiums and is attempting to sell the remaining units. The carrying value before allowance for possible losses at December 31, 1996 is $1,310,000. Gain on sale of the condominiums recorded in 1996 was $23,000. The Partnership had recorded a $381,000 allowance for losses related to this project.

Interest on Interest-Bearing Deposits

Interest earned on interest-bearing deposits was $85,000 in 1996, $102,000 in 1995 and $63,000 in 1994. The decrease in interest on interest-bearing deposits in 1996 is principally due to a decrease in average cash balances. The increase in interest on interest-bearing deposits in 1995 is principally due to an increase in average cash balances. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits.

Income from Operations of Real Estate Owned

Income from operations of real estate owned for 1996, 1995 and 1994 consists of operating revenues of $780,000, $784,000 and $771,000, respectively, primarily from the Upland Shopping Center and the auto retail center in Corona.

Provision for Possible Losses

The provision for possible losses was $40,000 in 1996, $836,000 in 1995 and $807,000 in 1994. The 1996 provision relates primarily to the 19 acres in Sacramento, the loan secured by the auto center in San Bernardino, the auto retail center in Corona offset by a reduction in provision on the Upland Shopping Center. The 1995 provision relates primarily to the auto retail center in Corona, California and the Upland Foothill Shopping Center. The 1994 provision relates primarily to the auto retail center in Corona, the loan secured by a third trust deed on a mini-storage facility in Citrus Heights and the loan secured by a pad in Corona.

Management believes that the allowance for possible losses at December 31, 1996 is adequate to absorb the known risks in the Partnership's loan and real estate owned portfolios, including losses on pending sales and possible foreclosures.

Other Expenses

The Partnership has invested in corporations in which it has less than a majority ownership and accounts for these investments using the equity method. The Partnership's share of losses in these unconsolidated investees was $2,304,000 for 1996, $1,803,000 for 1995 and $408,000 for 1994. The 1996 share of losses consists primarily of provisions for losses on real estate investments recorded by LCR and BKS related to the 179 lots in Lancaster and the 283 acres in Bakersfield and to additional costs related to the sale of homes in Lancaster. The 1995 share of losses consists primarily of provisions for losses on real estate investments related to the 179 lots in Lancaster and the 283 acres in Bakersfield. The Partnership has now written off its investment in BKS completely and its remaining net carrying value of its investment in LCR had been reduced to $1,531,000 as of December 31, 1996.

Operating expenses from operations of real estate owned were $259,000 for 1996, $265,000 for 1995 and $274,000 for 1994.
These expenses were associated with the auto retail center in Corona and the Upland Shopping Center.

Operating expenses from operations of real estate owned paid to affiliates were $55,000 for 1996, $54,000 for 1995 and $56,000 for 1994. The expenses consist of property management fees paid to affiliates of the general partners.

Expenses associated with non-operating real estate owned were $226,000 in 1996, $254,000 in 1995 and $263,000 in 1994. The
expenses relate to the 19 acres in Sacramento, the 23 acres in Riverside, the condominiums in Oxnard, the 179 lots in Lancaster and the 283 acres in Bakersfield. These costs include property taxes of $108,000, $106,000 and $106,000 during 1996, 1995 and
1994, respectively. The 179 lots in Lancaster and the 283 acres in Bakersfield were transferred to unconsolidated investees in 1994. The decrease for 1996 is due primarily to a decrease in legal costs associated with the 23 acres in Riverside.

Depreciation and amortization expense for 1996, 1995 and 1994 consists of $23,000, $115,000 and $111,000, respectively, for the Upland Shopping Center. The decrease for 1996 is due to the adoption of SFAS 121.

Interest expense was $476,000 for 1996, $430,000 for 1995 and $497,000 for 1994. The interest expense for 1996, 1995 and 1994 relates to the underlying debt on the Upland Shopping Center and the 19 acres in Sacramento. The increase for 1996 is due to the addition of extension fee expense and decreased principal reductions on the underlying debt on the Upland Shopping Center. The decrease for 1995 is due to the increase of principal on nonaccrual on the underlying inter-company debt secured by the 19 acres in Sacramento.

General and administrative expenses, affiliates totaled $218,000 for 1996, $167,000 for 1995 and $179,000 for 1994. These
expenses are primarily salary allocation reimbursements paid to affiliates for the management of the Partnership's assets. The increase for 1996 is primarily due to a $44,000 change in billing methodology from mortgage investment servicing fees to salary allocations.

General and administrative expenses, nonaffiliates totaled
$100,000 for 1996, $79,000 for 1995 and $80,000 for 1994.  The
increase for 1996 is primarily due to moving expenses, increased office expenses and outside services.

Mortgage investment servicing fees paid to affiliates decreased to $4,000 in 1996 from $48,000 in 1995 and $52,000 in 1994.
These fees consist of amounts paid to Centennial Corporation and CMIF, Inc., an affiliate of the general partners, for servicing the Partnership's loan portfolio. During 1996, the Partnership no longer incurs mortgage investment servicing fees for servicing the Partnership's real estate owned portfolio. The decrease for 1995 is primarily due to the decrease in size of the Partnership's loan portfolio.

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


Name, Age and Position
Principal Occupation and
Affiliation during Last Five Years
-----------------------------------------------------------------
John B. Joseph
Age 58
General Partner

John B. Joseph is currently Vice Chairman of the Board of Directors and Vice President of Centennial Corporation. He is also currently Chairman of the Board and Chief Executive Officer of West Coast Bancorp ("WCB"), a publicly-held bank holding company operating in California. He has been Chairman of the Board of Directors of WCB since its inception in 1981 and CEO since April 1991. Mr. Joseph also serves, or has served, in the following capacities during the past five years: Vice Chairman of the Board of Directors of The Centennial Group, Inc. ("CGI"), a publicly-held real estate development corporation from February 1987 to July 1993; Senior Executive Vice President of CGI from July 1987 to July 1993; general partner of various public and private limited partnerships engaged in real estate development and lending activities. Mr. Joseph presently holds and has held, over the past five years, various positions in the subsidiaries of WCB and CGI.


Name, Age and Position
Principal Occupation and
Affiliation during Last Five Years
-----------------------------------------------------------------
Ronald R. White
Age 50
General Partner

Ronald R. White is currently President and CEO of Centennial Corporation. He is also currently Executive Vice President and Vice Chairman of the Board of Directors of WCB. Mr. White has served in these capacities since April 1987. Mr. White also serves, or has served, in the following capacities during the past five years: Chairman of the Board of Directors, President and Chief Executive Officer of CGI from February 1987 to July 1993; general partner of various public and private limited partnerships engaged in real estate development and lending activities. Mr. White presently holds and has held, over the past five years, various positions in the subsidiaries of WCB and CGI.

Mr. Joseph has 28 years of experience in asset management in both securities and real estate. Mr. Joseph has worked in all areas of real estate. In the past, Mr. Joseph has been engaged in the syndication and management of over $100 million worth of income property, including industrial complexes, shopping centers, business centers, office buildings, commercial properties and residential units.

Mr. White's career spans the financial and management fields in both securities and real estate. Mr. White has 26 years of experience in asset management. In the past, Mr. White has been engaged in the syndication and management of over $100 million worth of income property including industrial complexes, shopping centers, business centers, office buildings, commercial properties, and residential units.

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

                                               Amount Earned/
Type of                                      Reimbursable for the
Compensation &                                   Year Ended
Name of Entity      Description of Payment    December 31, 1996
-----------------------------------------------------------------
Operating Stage:

Application and     An amount up to a maximum     $      ---
commitment fees     of 3 percent of the gross
- the general       proceeds of the offering
partner or          on any single mortgage
affiliates          investment, and an aggregate
                    maximum of 7 percent of the
                    gross proceeds of the offering,
                    payable to the general partners
                    or affiliates.  The application
                    and commitment fees are payable
                    solely from borrowers and
                    prospective borrowers and not
                    directly from the proceeds of
                    the offering.

General partners'   The general partners or       $  273,000 (1)
reimbursable        affiliates shall be entitled
expenses            to reimbursement for certain
 - general          expenses, subject to the
partner or          conditions of the Partnership
affiliates          Agreement.

General partners'   A 5 percent interest in       $      ---
interest in cash    cash flow available for
distributions       distribution for any year
- general           until all limited
partners or         partnership unit holders
affiliates          have received an amount
                    equal to a 12 percent
                    non-cumulative annual return
                    on their adjusted invested
                    capital, and 10 percent of
                    the balance of any cash flow
                    available for distribution
                    for such year.

Mortgage            1/4 of 1 percent of the       $    4,000 (2)
investment          maximum amount funded or to
servicing fees      be funded by the Partnership
                    on mortgage investments
                    serviced by CC and CMIF, Inc.,
                    an indirect subsidiary of CGI.

Repayment Stage:

General partners'   One percent of mortgage       $      ---
share of            reductions until all limited
mortgage            partners have received an
reductions          amount equal to their adjusted
- general           invested capital and cumulative
partners or         distributions (including cash
affiliates          flow available for distribution)
                    equal to a 12 percent annual
                    return with respect to their
                    adjusted invested capital, and
                    15 percent of the balance of
                    any mortgage reductions.

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

(a)  Security Ownership of Certain Beneficial Owners

No persons are known by the Partnership to own beneficially more than 5 percent of the limited partnership units at December 31, 1996.

(b)  Security Ownership of Management

The percent of units owned by Management outstanding is less than 1 percent.

Name and address       Nature and Number of       Percent of
of Beneficial Owner      Units Outstanding      Units Outstanding
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


CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
A California Limited Partnership


By:/s/John B. Joseph
_________________________________
John B. Joseph
General Partner                                    March 31, 1997


By:/s/Ronald R. White
_________________________________
Ronald R. White
General Partner                                    March 31, 1997


By:  CENTENNIAL CORPORATION
     General Partner

/s/John B. Joseph
_________________________________
John B. Joseph
Executive Vice President                           March 31, 1997


/s/Ronald R. White
_________________________________
Ronald R. White
President                                          March 31, 1997


/s/Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer                            March 31, 1997





Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
A California Limited Partnership




By: _________________________________          __________________
    John B. Joseph
    General Partner




By: _________________________________          __________________
    Ronald R. White
    General Partner


By:  CENTENNIAL CORPORATION
     General Partner




_________________________________              __________________
John B. Joseph
Executive Vice President




_________________________________              __________________
Ronald R. White
President




_________________________________              __________________
Joel H. Miner
Chief Financial Officer











        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                      A Limited Partnership






                          ANNUAL REPORT



















                            Form 10-K
                Consolidated Financial Statements
                 Items 8, 14(a)(1) and 14(a)(2)
                 December 31, 1996, 1995 and 1994
           (With Independent Auditors' Report Thereon)














            CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

                 Items 8, 14(a)(1) and 14(a)(2)
           Index to Consolidated Financial Statements





Consolidated Financial Statements                            Page

Independent Auditors' Report .............................   F-2

Consolidated Balance Sheets --
 December 31, 1996 and 1995...............................   F-3

Consolidated Statements of Operations --
   Years ended December 31, 1996, 1995 and 1994...........   F-6

Consolidated Statements of Partners' Equity --
   Years ended December 31, 1996, 1995 and 1994...........   F-8

Consolidated Statements of Cash Flows --
   Years ended December 31, 1996, 1995 and 1994...........   F-9

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centennial Mortgage Income Fund and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                              KPMG Peat Marwick LLP

Orange County, California
March 21, 1997


                               F-2
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

                   Consolidated Balance Sheets


                   December 31, 1996 and 1995

   Assets                             1996              1995
-----------------------------------------------------------------
Cash and cash
  equivalents (note 5)            $  1,712,000      $  2,947,000
Short-term investments                     ---           103,000

Real estate loans
  receivable, earning                  700,000           714,000
Real estate loans
  receivable, nonearning             1,066,000         1,368,000
Real estate loans receivable
  from unconsolidated investees,
  earning (note 5)                         ---           667,000
Real estate loans receivable
  from unconsolidated investees,
  nonearning (note 5)                1,531,000         2,044,000
-----------------------------------------------------------------
                                     3,297,000         4,793,000

Less allowance for possible
  loan losses (note 3)                 982,000           957,000
-----------------------------------------------------------------
Net real estate loans receivable     2,315,000         3,836,000

Real estate owned, held for
  sale, less accumulated
  depreciation of $517,000
  in 1995 (notes 6 and 7)           10,050,000        10,799,000
Real estate owned, held
  for sale, insubstance
  foreclosed (note 6)                1,310,000         1,550,000
-----------------------------------------------------------------
                                    11,360,000        12,349,000





                               F-3
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

                   Consolidated Balance Sheets
                          (Continued)
                   December 31, 1996 and 1995

   Assets                             1996              1995
-----------------------------------------------------------------
  Less allowance for possible
   losses on real estate
   owned (note 4)                    4,101,000         4,523,000
-----------------------------------------------------------------
    Net real estate owned            7,259,000         7,826,000

Accrued interest receivable              4,000            18,000
Other assets                           104,000           112,000
-----------------------------------------------------------------
                                 $  11,394,000     $  14,842,000
=================================================================



























                               F-4
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

                   Consolidated Balance Sheets
                          (Continued)


                   December 31, 1996 and 1995

  Liabilities and Partners' Equity       1996          1995
-----------------------------------------------------------------
Notes payable (note 7)               $  3,355,000   $  4,010,000
Notes payable to affiliates (note 5)       74,000         90,000
Accounts payable and
  accrued liabilities                      23,000         51,000
Interest and property taxes
  payable on real estate owned                ---         11,000
Interest payable to affiliates on
  notes secured by real estate            220,000        171,000
Payable to affiliates                       1,000          4,000
Deferred profit on equity participation   289,000        559,000
-----------------------------------------------------------------
   Total liabilities                    3,962,000      4,896,000

Partners' equity (deficit)
  -- 38,729 limited partnership
  units outstanding in 1996 and 1995
    General partners                     (525,000)      (525,000)
    Limited partners                    7,957,000     10,471,000
-----------------------------------------------------------------
    Total partners' equity              7,432,000      9,946,000

Contingencies (note 8)
-----------------------------------------------------------------
                                     $ 11,394,000   $ 14,842,000
=================================================================









  See accompanying notes to consolidated financial statements
                               F-5
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Operations

         Years ended December 31, 1996, 1995 and 1994

                          1996          1995          1994
-----------------------------------------------------------------
Revenue:
Interest on loans
  to affiliates,
  including fees
  (note 5)            $   100,000    $   41,000     $      ---
Interest on loans to
  nonaffiliates,
  including fees          100,000        78,000         186,000
Interest on
  interest-bearing
  deposits (note 5)        85,000       102,000          63,000
Gain on sale of property   40,000       154,000          76,000
Income from operations
  of real estate owned    780,000       784,000         771,000
-----------------------------------------------------------------
    Total revenue       1,105,000     1,159,000       1,096,000
-----------------------------------------------------------------
Expenses:
Provision for
  possible losses
  (notes 3 and 4)          40,000       836,000         807,000
Share of losses
  in unconsolidated
  investees (note 5)    2,304,000     1,803,000         408,000
Operating expenses
  from operations
  of real estate owned    259,000       265,000         274,000
Operating expenses
  from operations of
  real estate owned
  paid to affiliates
  (note 5)                 55,000        54,000          56,000
Expenses associated
  with non-operating
  real estate owned       226,000       254,000         263,000



                               F-6
          CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                        A Limited Partnership

               Consolidated Statements of Operations
                         (Continued)

             Years ended December 31, 1996, 1995 and 1994

                          1996          1995             1994
-----------------------------------------------------------------
Depreciation and
  amortization expense     23,000       115,000         111,000
Interest expense          476,000       430,000         497,000
General and
  administrative,
  affiliates (note 5)     218,000       167,000         179,000
General and
  administrative,
  nonaffiliates           100,000        79,000          80,000
Mortgage investment
  servicing fees paid
  to affiliates (note 5)    4,000        48,000          52,000
-----------------------------------------------------------------
    Total expenses      3,705,000     4,051,000       2,727,000
-----------------------------------------------------------------
Net loss before
  minority interest   $(2,600,000)  $(2,892,000)    $(1,631,000)

Minority
  interest (note 5)        86,000       116,000         345,000
-----------------------------------------------------------------
  Net loss            $(2,514,000)  $(2,776,000)    $(1,286,000)
=================================================================
Net loss per limited
  partnership unit    $    (64.91)  $    (71.68)    $    (33.21)
=================================================================









  See accompanying notes to consolidated financial statements
                             F-7
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

          Consolidated Statements of Partners' Equity

         Years ended December 31, 1996, 1995 and 1994

                                                        Total
                         General        Limited        Partners'
                         Partners       Partners         Equity
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1993   $  (525,000)   $ 14,533,000   $ 14,008,000

Net loss                      ---      (1,286,000)    (1,286,000)
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1994      (525,000)     13,247,000     12,722,000

Net loss                      ---      (2,776,000)    (2,776,000)
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1995      (525,000)     10,471,000      9,946,000

Net loss                      ---      (2,514,000)    (2,514,000)
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1996   $  (525,000)   $  7,957,000   $  7,432,000
=================================================================















  See accompanying notes to consolidated financial statements
                               F-8
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Cash Flows
         Years ended December 31, 1996, 1995 and 1994


                          1996           1995          1994
-----------------------------------------------------------------
Cash flows from
 operating
 activities:
  Net loss         $  (2,514,000)  $  (2,776,000)  $  (1,286,000)
  Adjustments to
   reconcile net
   loss to net cash
   used in operating
   activities:
     Amortization
      of unearned
      loan fees           (2,000)            ---          (1,000)
     Depreciation
      and amortization    23,000         115,000         111,000
     Provision for
      possible losses     40,000         836,000         807,000
     Interest accrued to
      principal on loans
      to affiliates     (195,000)        (47,000)            ---
     Minority interest   (86,000)       (116,000)       (345,000)
     Gain on sale
      of real
      estate owned       (40,000)       (154,000)        (76,000)
     Equity in losses
      of unconsolidated
      investees        2,304,000       1,803,000         408,000
Changes in assets
  and liabilities:
   (Increase) decrease
    in accrued interest
    receivable            14,000          24,000         (15,000)
   (Increase) decrease
    in other assets       (5,000)        (34,000)         37,000
   Decrease in accounts
    payable and accrued
    liabilities          (28,000)         (4,000)        (34,000)

                               F-9
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Cash Flows
                          (Continued)
         Years ended December 31, 1996, 1995 and 1994

                          1996           1995          1994
-----------------------------------------------------------------
   Increase in interest
    and property taxes
    payable on real
    estate owned           4,000           3,000          19,000
   Increase (decrease) in
    payable to affiliates (3,000)         (5,000)          4,000
   Increase (decrease)
    in interest payable
    to affiliates on
    notes secured by
    real estate           49,000          (1,000)            ---
   Deferred profit
    recognized               ---             ---         (75,000)
-----------------------------------------------------------------
     Net cash used in
      operating
      activities        (439,000)       (356,000)       (446,000)
-----------------------------------------------------------------
Cash flows from
  investing activities:
   Principal collected
    on loans             163,000         288,000         515,000
   Advances on loans
    made to customers        ---             ---        (161,000)
   Advances on
    loans made to
    affiliates        (1,044,000)       (429,000)     (1,442,000)
   Proceeds from
    sale of real
    estate owned         190,000       1,285,000         681,000
   Capital
    expenditures for
    real estate owned   (273,000)        (58,000)       (187,000)





                              F-10
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Cash Flows
                          (Continued)

         Years ended December 31, 1996, 1995 and 1994

                            1996           1995          1994
-----------------------------------------------------------------
(Increase) decrease
    in short-term
    investments          103,000        (103,000)            ---
-----------------------------------------------------------------
    Net cash provided
     by (used in)
     investing
     activities         (861,000)        983,000        (594,000)
-----------------------------------------------------------------
Cash flows from
  financing activities:
   Proceeds from
    notes payable
    to affiliates         70,000          62,000          36,000
   Repayment of
    notes payable         (5,000)         (9,000)         (8,000)
-----------------------------------------------------------------
   Net cash
    provided by
    financing
    activities            65,000          53,000          28,000
-----------------------------------------------------------------
Net increase
  (decrease) in
  cash and cash
  equivalents         (1,235,000)        680,000      (1,012,000)
Cash and cash
  equivalents at
  beginning of year    2,947,000       2,267,000       3,279,000
-----------------------------------------------------------------
Cash and cash
  equivalents
  at end of year   $   1,712,000   $   2,947,000   $   2,267,000
=================================================================



                              F-11
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Cash Flows
                          (Continued)
         Years ended December 31, 1996, 1995 and 1994

                          1996           1995          1994
-----------------------------------------------------------------
Supplemental
  schedule of
  cash flow
  information:
   Cash paid during
    the year for:
      Interest      $    400,000    $    401,000    $    393,000
-----------------------------------------------------------------
Supplemental
  schedule of
  noncash investing
  and financing
  activities:
Increase in real
  estate owned
  through foreclosure
  of real estate
  loans receivable  $        ---    $        ---    $    540,000
Decrease in
  deferred profit
  on equity
  participation
  and real estate
  loans resulting
  from foreclosure       270,000             ---             ---
Decrease in notes
  payable and real
  estate owned
  resulting from
  foreclosure            650,000             ---             ---








                              F-12
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Cash Flows
                          (Continued)

         Years ended December 31, 1996, 1995 and 1994

                          1996           1995          1994
-----------------------------------------------------------------
Decrease in interest
  and taxes payable
  on real estate
  owned and real
  estate owned
  resulting from
  foreclosure             15,000             ---             ---
Decrease in real
  estate owned and
  related allowance
  for losses resulting
  from partial write-
  down or charge-off
  of property            437,000         293,000       1,029,000
Decrease in real
  estate owned through
  transfer of
  ownership (note 5)         ---             ---       6,443,000
Decrease in
  allowance for
  losses resulting
  from partial
  charge-off of
  loans receivable
  and real estate
  owned upon
  transfer of
  ownership (note 5)         ---             ---       2,009,000









                              F-13
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Cash Flows
                          (Continued)
         Years ended December 31, 1996, 1995 and 1994

                          1996           1995          1994
-----------------------------------------------------------------
Decrease in notes
  payable through
  transfer of
  ownership (note 5)         ---             ---       1,104,000
Decrease in
  interest and
  property taxes
  payable on real
  estate owned
  through transfer
  of ownership (note 5)       ---            ---         326,000
Increase in real
  estate loans from
  affiliates through
  transfer of
  ownership (note 5)          ---            ---       3,004,000
Decrease in
  real estate
  owned and notes
  payable to
  affiliates due
  to retroactive
  reduction in
  note balance                ---            ---         120,000
Decrease in
  accrued interest
  receivable through
  renegotiation of loan       ---            ---          20,000
Decrease in real
  estate loans and
  related allowance for
  losses resulting from
  partial write-down
  or charge-off               ---        233,000          15,000


  See accompanying notes to consolidated financial statements
                              F-14
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

           Notes to Consolidated Financial Statements

                 December 31, 1996, 1995, 1994

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

As of December 31, 1996, a majority of the loans secured by operating properties have been repaid to the Partnership. However, during recent years, real estate market values for undeveloped land in California have declined severely. As the loans secured by undeveloped land and certain operating properties became delinquent, management of the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership has become a direct investor in this real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell this real estate owned. The real estate owned balance before allowance for possible losses at December 31, 1994 was $13,820,000 decreasing to $12,349,000 at year end 1995 and $11,360,000 at year end 1996.

Basis of Presentation

The Partnership formed several subsidiaries to own and operate certain of its real estate assets. The corporations formed were BNN Development, Inc., ("BNN"), Upland Foothill Retail, Inc., ("Upland"), CPI Development, Inc., ("CPI"), Grand Plaza Auto Retail, Inc., ("Grand Plaza"), LCR Development, Inc., ("LCR") and BKS Development, Inc., ("BKS").

                              F-15
The Partnership owns a 100 percent interest in Upland and CPI,
86.25 percent interest in BNN, 86.7 percent interest in Grand Plaza and 50 percent interest in LCR and BKS. Several of the Partnership's assets have been transferred to these new corporations, at the Partnership's cost basis, in transactions which included no cash down with the Partnership carrying a substantial portion of the financing. Upland, CPI, BNN, and Grand Plaza have been consolidated in the accompanying consolidated financial statements, and all significant inter-company balances and transactions have been eliminated in consolidation.

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

Cash available for distribution, as defined in the Partnership Agreement, is to be allocated 95 percent to the limited partners and 5 percent to the general partners until each limited partner has received an amount equal to a 12 percent non-cumulative annual return on their adjusted invested capital (as defined in the Partnership Agreement). Thereafter, cash available for distribution is to be allocated 90 percent to the limited partners and 10 percent to the general partners. All distributions of mortgage reductions (as defined in the Partnership Agreement) shall be distributed 99 percent to the limited partners and 1 percent to the general partners, until each limited partner has received a 12 percent cumulative annual return on his adjusted invested capital, after which such amounts are to be distributed 85 percent to the limited partners and 15 percent to the general partners. These amounts may be adjusted subject to the provisions of the Partnership Agreement. In order to properly reflect the economic effect of the allocations


                              F-16
discussed above, the Partnership has allocated financial statement net earnings (losses) 95 percent to the limited partners and 5 percent to the general partners through 1992. Based upon the various terms of the Partnership Agreement, it is improbable that the general partners would be required to make any capital contributions to the Partnership in excess of their negative capital account as of December 31, 1992. Accordingly, since January 1, 1993, the Partnership has allocated 100 percent of the losses to the limited partners.

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

Impaired Loans

Effective January 1, 1995, the Partnership adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"). Under SFAS 114, a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e. both principal and interest) according to the original contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. SFAS 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. The adoption of SFAS 114, as amended by SFAS 118, had no material impact on the Partnership's consolidated financial statements. The Partnership reclassified a loan totaling $291,000 which was


                              F-17
formerly classified as insubstance foreclosure net of related notes payable, accrued interest and property taxes at December
31, 1994, to impaired loans receivable at December 31, 1995.  The
Partnership's previously existing policy of measuring loan impairment was consistent with methods prescribed in these standards.

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

Real Estate Owned

During 1995 and 1994, the Partnership accounted for foreclosed assets using the American Institute of Certified Public Accountants Statement of Position 92-3 ("SOP 92-3"), "Accounting for Foreclosed Assets". SOP 92-3 indicated that foreclosed assets were presumed held for sale and not for the production of income. Accordingly, foreclosed assets held for sale were carried at the lower of cost or fair value minus estimated costs to sell. The cost of such assets at the time of foreclosure was the fair value of the asset foreclosed. Immediately after foreclosure, a valuation allowance was recognized for estimated costs to sell through a charge to income. All of the Partnership's real estate owned, including insubstance foreclosures, was presumed held for sale.

Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 supersedes SOP 92-3 and also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less costs to sell. An impairment loss shall be measured as the amount by which the carrying amount of the asset exceeds the fair value of


                              F-18
the assets less costs to sell. SFAS 121 requires that assets to be disposed of not be depreciated while they are held for disposal. The Partnership considered all real estate owned as held for sale during 1996 and is actively marketing all properties. Using third party brokers or in house sales staff, management's intent is to sell all properties within one year.

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

Deferred Profit on Equity Participation

Deferred profit on equity participation represents the Partnership's portion of equity from real estate loans/investments that was earned, but has not yet been paid by the borrower. Generally, revenue is recognized when collection of the deferred profit becomes assured. During 1994, $75,000 was recognized as revenue to the extent cash was received. No deferred profit was recognized during 1995 and 1996.

Income Taxes

Under provisions of the Internal Revenue Code and the California Revenue and Taxation Code, partnerships are generally not subject to income taxes. For tax purposes, any income or losses realized are those of the individual partners, not the Partnership. The Partnership reports certain transactions differently for tax and financial statement purposes. The following is a recap of current and cumulative temporary differences between income for generally accepted accounting principles ("GAAP") and taxable earnings:










                              F-19

Current Temporary Differences      Partnership          Corporations
Total
--------------------------------------------------------------------------------
----------
GAAP loss for the year
  ended December 31, 1996          $(1,848,000)       $   (666,000)
$(2,514,000)
Provision for losses                  (662,000)            265,000
(397,000)
Charge-offs deductible
  for tax purposes                  (1,300,000)                ---
(1,300,000)
Accrued expenses deducted
  using the cash method                    ---             262,000
262,000
Deferred profit previously taxable    (270,000)                ---
(270,000)
Carrying costs expensed
  for books and capitalized
  for tax purposes                         ---             254,000
254,000
Depreciation                          (104,000)            (37,000)
(141,000)
Minority interest share of
  losses not taxable                       ---             (86,000)
(86,000)
Share of losses in unconsolidated
 investees not deductible              352,000                 ---
352,000
Interest income accrued
  for tax, not for GAAP               (121,000)                ---
(121,000)
--------------------------------------------------------------------------------
----------
Taxable loss for the year
  ended December 31, 1996          $(3,953,000)        $    (8,000)
$(3,961,000)
================================================================================
==========
Taxable loss allocable to
  General Partners                 $       ---
================================================================================
==========
Taxable loss per
  limited partner unit             $   (102.07)
================================================================================
==========

                                           F-20

                                                December 31, 1996
-----------------------------------------------------------------

Cumulative Temporary Differences     Partnership    Corporations
-----------------------------------------------------------------
Provision for losses                $  2,284,000    $  2,799,000
Charge-offs on foreclosures not
  deductible for tax purposes          2,235,000             ---
Deferred profit previously taxable       289,000             ---
Accrued expenses not deducted for tax
  purposes using the cash basis              ---       1,616,000
Carrying costs expensed for books
  and capitalized for tax purposes           ---       1,090,000
Depreciation                            (104,000)       (159,000)
Net operating loss carryforwards             ---         223,000
Interest income accrued for
  tax, not for GAAP                      220,000             ---
Minority interest
  in losses not taxable                      ---        (715,000)
Share of losses in
  unconsolidated investees
  not deductible                       2,563,000             ---
-----------------------------------------------------------------
Total cumulative
  temporary differences             $  7,487,000    $  4,854,000
=================================================================


The cumulative temporary partnership differences shown above, which total approximately $193.00 per limited partnership unit, should reverse when the Partnership liquidates its investments. There can be no assurance that these will be realized as future operations of the Partnership could result in greater or lesser amounts of allocable tax losses to the limited partners. In addition, the deductibility of taxable losses is dependent upon each limited partners' individual tax position. The reversal of these differences should result in future taxable income or loss per limited partnership unit which is less than or greater than the Partnership will report for financial statement purposes. Management believes that the share of losses in unconsolidated investees is a temporary difference since the Partnership holds approximately $4,092,000 in notes receivable from these investees, a portion of which could be charged to bad debt expense should these investees liquidate their single property holdings at current carrying values.

                              F-21
In addition, as of December 31, 1996, the Partnership held approximately $6,467,000 in loans and interest receivable from the consolidated corporations. These loans have been eliminated in the Partnership's consolidated financial statements. It is anticipated that the temporary differences should reverse on the corporations' returns when the corporations liquidate their investments. If these investments are liquidated at current carrying values, the Partnership should be able to deduct bad debt expense on its tax returns in the approximate amount of the temporary differences shown above which is approximately $125.00 per limited partnership unit.

The subsidiary corporations are subject to taxation and account for income taxes under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach to establishing deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the corporations' assets and liabilities. No benefit for net operating losses or cumulative differences related to the corporations has been recorded in the consolidated financial statements due to the improbability of realization. Future consolidated financial statements could reflect income tax expense in the event that these corporations generate profits in excess of operating loss carryforwards available. Some of the subsidiary corporations are cash basis taxpayers.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents includes cash and interest-bearing deposits with original maturities of three months or less.

Short-term Investments

Short-term investments include certificates of deposits with original maturities greater than 90 days but less than one year.

Net Loss Per Limited Partnership Unit

Net loss per limited partnership unit for financial statement purposes was based on the weighted average number of limited partnership units outstanding of 38,729 in 1996, 1995 and 1994.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to

                              F-22
make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Depreciation and Amortization

Prior to the adoption of SFAS 121 on January 1, 1996, depreciation and amortization of real estate assets was charged to expense on a straight-line basis over the estimated useful lives of the assets; 31.5 years for buildings, or, in the case of tenant improvements, over the terms of the leases from 6 months to 14 years if shorter than the estimated useful lives.

Revenue Recognition

Revenue from rental income on real estate owned is recognized on a straight-line basis over the life of the lease when payments become due under operating leases. During 1996, 1995 and 1994, the Partnership has recognized gains on the sale of real estate owned as the gains are determinable and the earnings process is complete.

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

Short-term Investments

The carrying amount is estimated to be fair value because the funds were invested at current market rates within one month of the balance sheet date.

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

Notes Payable

The carrying value of notes payable to nonaffiliates approximate fair value because the interest rates on these notes are approximately equal to current market rates for notes secured by similar assets.

Notes Payable to Affiliates

As discussed in note 5, the notes payable to affiliates are reduced by the cumulative minority interest losses to reflect the net outstanding payable to the affiliate. Therefore, the carrying value of these instruments is estimated to be fair value.

(3)  Allowance for Possible Loan Losses

Changes in the allowance for possible loan losses are as follows:

                           1996           1995         1994
-----------------------------------------------------------------
Balance at
  beginning of year      $  957,000    $1,157,000    $   999,000
Transfer to allowance
  for possible losses
  on real estate owned          ---           ---       (116,000)
Loans charged-off               ---      (233,000)       (15,000)
Provision for
  possible loan losses       25,000        33,000        289,000
-----------------------------------------------------------------
Balance at end of year   $  982,000    $  957,000    $ 1,157,000
=================================================================

                             F-24
At December 31, 1996, the carrying value of loans that are considered to be impaired under SFAS 114 totaled $3,297,000 (of which $2,597,000 were on nonaccrual status). At December 31 1996, the allowance for possible loan losses determined in accordance with the provisions of SFAS 114, related to loans considered to be impaired under SFAS 114 totaled $982,000. One of the loans receivable is recorded with a corresponding deferred profit liability of $289,000. There were five loans to unconsolidated investees considered impaired under SFAS 114 for which there is no related allowance for possible loan losses at December 31, 1996. However, as discussed in note 5, the unconsolidated investees have recorded an allowance for losses of $3,140,000 and the Partnership's proportionate share of the losses in unconsolidated investees reflects this allowance.
There was a $1,044,000 and $1,000 investment in impaired loans for the years ended December 31, 1996 and 1995, respectively.
For the years ended December 31, 1996 and 1995, the Partnership recognized interest income on these impaired loans of $169,000 and $13,000, respectively. There was no interest income recognized on impaired loans for the year ended December 31, 1994. There was no interest income recognized using the cash basis method of income during the years ended December 31, 1996, 1995 and 1994. If these loans had been current throughout their terms, interest income would have increased by approximately $261,000, $646,000 and $543,000 for the years ended December 31,
1996, 1995 and 1994, respectively.

(4)  Allowance for Possible Losses on Real Estate Owned

Changes in the allowance for possible losses on real estate owned are as follows:

                         1996            1995            1994
-----------------------------------------------------------------
Balance at
  beginning of year   $  4,523,000    $  4,013,000   $ 6,417,000
Transfer from allowance
  for possible loan losses     ---             ---       116,000
Provision for losses        15,000         803,000       518,000
Real estate owned
  charged-off             (437,000)       (293,000)   (3,038,000)
-----------------------------------------------------------------
Balance at
  end of year         $  4,101,000    $  4,523,000   $ 4,013,000
=================================================================

                              F-25
The 1996 provision for losses contains a $15,000 provision for the auto retail center in Corona, California, a $250,000 provision for the 19 acres in Sacramento offset by a $250,000 recovery for the Upland Shopping Center.

(5)  Transactions with Affiliates

Under the provisions of the Partnership Agreement, CC and CMIF, Inc., an affiliate of the general partners, are entitled to receive from the Partnership mortgage investment servicing fees for loans serviced equal to an annual rate of 1/4 of 1 percent of the committed amounts to be funded by the Partnership. The Partnership incurred $9,000 of mortgage investment servicing fees payable to CMIF, Inc. in 1994, and $11,000 of such fees were paid in 1994. The Partnership incurred $4,000, $48,000 and $43,000 of mortgage investment servicing fees payable to CC in 1996, 1995 and 1994 of which $10,000, $53,000 and $34,000 were paid in 1996,
1995 and 1994.

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital; however, the general partners are entitled to receive a minimum 5 percent interest in cash available for distribution in any year until the provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Under this provision, payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners in 1996, 1995 or 1994.

As discussed in note 1, the Partnership owns 50 percent of the stock of two corporations which have not been consolidated in the accompanying financial statements, LCR and BKS. The balance of stock in these corporations is owned by Centennial Mortgage Income Fund II ("CMIF II"), an affiliate. LCR has invested in a joint venture, Silverwood Homes ("Silverwood") which is constructing homes. The Partnership has participated in making several loans to these corporations and this joint venture.
Under the equity method of accounting, these loans are a component of the Partnership's investment in LCR and BKS, and

                              F-26
therefore the Partnership has recorded losses by LCR and BKS as a reduction of the carrying value of these loans receivable. The Partnership wrote off its investment in and loans receivable from BKS during 1996 when its share of losses equaled its investment and the probability of recovery of any of its investment became unlikely.

A summary of these real estate loans receivable from unconsolidated investees as of December 31, 1996 is as follows:

                                                          Net
                         Principal      Losses          Carrying
                          Balance       Offset           Value
-----------------------------------------------------------------
Unsecured note
  receivable from LCR   $ 1,250,000    $ 1,250,000   $       ---

50 percent interest
  in unsecured note
  receivable from LCR     1,055,000      1,055,000           ---

50 percent interest
  in development loan
  secured by a first
  trust deed from
  Silverwood                977,000        256,000       721,000

50 percent interest
  in construction loan
  secured by a first
  trust deed from
  Silverwood                239,000            ---       239,000

50 percent interest
  in construction loan
  secured by a first
  trust deed from
  Silverwood                571,000            ---       571,000
-----------------------------------------------------------------
Totals                  $ 4,092,000    $ 2,561,000   $ 1,531,000




                              F-27
A summary of these real estate loans receivable from unconsolidated investees as of December 31, 1995 is as follows:

                                                          Net
                         Principal      Losses          Carrying
                          Balance       Offset           Value
-----------------------------------------------------------------
Unsecured note
  receivable from LCR   $ 1,250,000    $       ---   $ 1,250,000

50 percent interest
  in unsecured note
  receivable from LCR     1,055,000        595,000       460,000

50 percent interest
  in note receivable
  secured by a first
  trust deed from BKS     1,947,000      1,613,000       334,000

50 percent interest
  in development loan
  secured by a first
  trust deed from
  Silverwood                352,000            ---       352,000

50 percent interest
  in construction loan
  secured by a first
  trust deed from
  Silverwood                161,000            ---       161,000

50 percent interest
  in construction loan
  secured by a first
  trust deed from
  Silverwood                154,000            ---       154,000
-----------------------------------------------------------------
Totals                  $ 4,919,000    $ 2,208,000   $ 2,711,000






                              F-28
In February 1994, the Partnership assigned its 50 percent interest in a construction loan secured by a second trust deed, which was participated with CMIF II, to LCR in order to facilitate LCR's foreclosure of 179 lots in Lancaster, California. In anticipation of this foreclosure, LCR purchased the underlying note secured by a first trust deed on the property with funds provided by a $1,250,000 unsecured note payable to the Partnership by LCR. CMIF II also assigned its 50 percent interest in the construction loan secured by a second trust deed to LCR. In exchange for the assignments of their notes secured by a second trust deed, the Partnership and CMIF II each received a 50 percent interest in an unsecured note due from LCR with a principal balance of $2,115,000 as of December 31, 1996 and 1995, respectively. The Partnership has not accrued its share of interest on these unsecured notes which was approximately $533,000 and $401,000 as of December 31, 1996 and 1995,
respectively.

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

The consolidated balance sheets and statements of operations of LCR have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for LCR at December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994:















                              F-29
                     LCR Development, Inc.
                  Consolidated Balance Sheets

                            December 31,          December 31,
  Assets                        1996                   1995
-----------------------------------------------------------------
Cash                        $       ---         $       ---
Short-term investments           10,000                 ---

Real estate owned             6,047,000           5,052,000
Less allowance for
  losses on real
  estate investments          3,140,000             866,000
-----------------------------------------------------------------
Net real estate owned         2,907,000           4,186,000

Organization costs                2,000               2,000
-----------------------------------------------------------------
                            $ 2,919,000         $ 4,188,000
=================================================================

  Liabilities and Stockholders' Deficit
-----------------------------------------------------------------
Notes payable
  to affiliates:
    CMIF                    $ 4,092,000         $ 2,973,000
    CMIF II                   2,360,000           2,092,000
-----------------------------------------------------------------
Total notes payable           6,452,000           5,065,000

Accounts payable
  and accrued liabilities        11,000               1,000
Interest and property
  taxes payable
  on real property            1,162,000             825,000
Payable to affiliates            16,000               1,000
-----------------------------------------------------------------
Total liabilities             7,641,000           5,892,000

Stockholders' deficit        (4,722,000)         (1,704,000)
-----------------------------------------------------------------
                            $ 2,919,000         $ 4,188,000
=================================================================


                             F-30
                   LCR Development, Inc.
            Consolidated Statement of Operations


           Years ended December 31, 1996, 1995 and 1994

                           1996           1995          1994
-----------------------------------------------------------------
Housing sales          $   233,000    $       ---    $       ---

Cost of housing sales      238,000            ---            ---
Provision for
  losses on
  real estate owned      2,361,000        866,000         24,000
Selling and
  marketing expenses       184,000            ---            ---
General and
  administrative           162,000         (3,000)         3,000
-----------------------------------------------------------------
Operating income (loss) (2,712,000)      (863,000)       (27,000)
Interest expense           306,000        278,000        534,000
-----------------------------------------------------------------
Net (loss)             $(3,018,000)   $(1,141,000)   $  (561,000)
=================================================================
Interest expense not
  included in share
  of losses               (306,000)      (264,000)      (245,000)
-----------------------------------------------------------------
Allocable net loss     $(2,682,000)   $  (877,000)   $  (316,000)
=================================================================
Share of losses
  recorded             $(1,966,000)   $  (438,000)   $  (158,000)
=================================================================



Although the Partnership owns a 50 percent interest in LCR, it holds more than 50 percent of LCR's debt. Since the Partnership has made a $1,250,000 unsecured loan to LCR, the Partnership was allocated losses to the extent of the unsecured loan and remaining losses were allocated 50 percent to the Partnership and 50 percent to CMIF II during 1996.



                             F-31

        Difference of Allocation of Share of Losses
                                           1996
-----------------------------------------------------------------
The Partnership's 50 percent share
  of LCR's stockholders' deficit
  at December 31, 1996                 $(2,361,000)

Cumulative interest payable by LCR
  to the Partnership not accrued as
  income by the Partnership                425,000

Loans receivable considered as part
  of the Partnership's investment        4,092,000

Disproportionate loss allocation          (625,000)
-----------------------------------------------------------------
Net loans receivable                   $ 1,531,000
=================================================================


As discussed above, the Partnership holds 50 percent of the stock of BKS with CMIF II. In 1994, the Partnership and CMIF II assigned to BKS their 50 percent interest in a note receivable secured by a first trust deed on a 283 acre residential tract in Bakersfield, California. BKS foreclosed on this property on August 8, 1994. In exchange for their assignments, the Partnership and CMIF II each received a 50 percent interest in a new note from BKS secured by a first trust deed on the property. The Partnership ceased accruing interest on this new note on January 1, 1995. Bonds and taxes accrued on the property increased from $1,605,000 at December 31, 1995 to $2,085,000 at December 31, 1996 and the bond holders have commenced foreclosure proceedings on the property. Management has elected to abandon the property due to the fact that land values have not increased. The balance of bonds and unpaid property taxes are now approximately equal to the value of the property. Bonds, property taxes and note payable to affiliates are nonrecourse liabilities and, therefore, the Partnership and BKS have no contingent liability in excess of the property. The Partnership has no future obligation nor risk of additional losses related to this investee. Therefore, during 1996, the Partnership recorded its share of losses in connection with BKS ($338,000) which results in the Partnership's investment in BKS, including loans, having a zero balance.

                              F-32
The balance sheet and statements of operations of BKS have not been consolidated in the Partnership's financial statements. The Partnership accounted for its investment in this corporation using the equity method. The following represents condensed financial information for BKS at December 31, 1995 and for the years ended December 31, 1995 and 1994:


                      BKS Development, Inc.
                         Balance Sheet

                                                   December 31,
  Assets                                              1995
-----------------------------------------------------------------
Cash                                               $     1,000

Real property                                        5,200,000
Less allowance for losses
  on real estate investments                         2,693,000
-----------------------------------------------------------------
Net real estate owned                                2,507,000
-----------------------------------------------------------------
                                                   $ 2,508,000
=================================================================

  Liabilities and Stockholders' Deficit
-----------------------------------------------------------------
Bonds payable                                      $   899,000
Notes payable to affiliates                          3,893,000
Interest and property taxes
   payable on real property                            943,000
-----------------------------------------------------------------
Total liabilities                                    5,735,000

Stockholders' deficit                               (3,227,000)
-----------------------------------------------------------------
                                                   $ 2,508,000
=================================================================







                              F-33
                     BKS Development, Inc.
                   Statements of Operations

         Years ended December 31, 1995 and 1994

                                     1995              1994
-----------------------------------------------------------------
Interest and
   property tax
   expense                      $     35,000       $   499,000
Provision
   for losses                      2,693,000               ---
General and
  administrative                         ---             2,000
-----------------------------------------------------------------
Net income (loss)               $ (2,728,000)      $  (501,000)
=================================================================
Share of losses
  recorded                      $ (1,364,000)      $   (250,000)
=================================================================


At the time of the foreclosure by LCR and BKS discussed above, the Partnership had accounted for its interests in the notes secured by a second trust deed and first trust deed as having been insubstance foreclosed. A summary of the effects of the foreclosures on the Partnership's balance sheet during 1994 is as follows:

















                              F-34

                            LCR          BKS            TOTAL
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


The Partnership reimburses the general partner and its affiliates for expenses incurred on behalf of the Partnership for services such as salaries, legal, accounting, property management and other such services. The general partners and affiliates of the general partners charged $273,000, $221,000 and $235,000 for such services in 1996, 1995 and 1994, respectively.

During 1996, 1995 and 1994, the Partnership maintained interest-bearing deposits with Sunwest Bank, an affiliate of the general partners. The balances at December 31, 1996, 1995 and 1994 were $534,000, $280,000 and $8,000, respectively. Interest earned on such deposits for 1996, 1995 and 1994 was $22,000, $5,000 and
$16,000, respectively.

The Partnership owns an interest in Grand Plaza, the corporation which owns the auto retail center in Corona, California jointly with an affiliated entity, Centennial Mortgage Income Fund III ("CMIF III"). At December 31, 1996, the ownership percentages are 86.7 for the Partnership and 13.3 for CMIF III. The assets and liabilities of this corporation have been consolidated in the accompanying consolidated financial statements. Notes payable and interest payable to affiliates includes $557,000 and $508,000 at December 31, 1996 and 1995, respectively, and the Partnership had recorded $420,000 and $370,000, respectively, of minority interest in cumulative losses from this corporate joint venture against the note payable to affiliates balance as of the same dates. The notes payable to affiliates balance reflects CMIF III's share of a note payable by the corporation to the Partnership and CMIF III. The note bears interest at 14 percent

                              F-35
fixed and matured October 1, 1996. The Partnership is in the process of extending this note.

The Partnership owns an interest in BNN, the corporation which owns the 19 acres in Sacramento, California jointly with an affiliated entity CMIF III. At December 31, 1996, the ownership percentages are 86.25 for the Partnership and 13.75 for CMIF III. The assets and liabilities of this corporation have been consolidated in the accompanying consolidated financial statements. Notes payable and interest payable to affiliates at December 31, 1996 and 1995 includes $452,000 and $383,000, respectively, and the Partnership had recorded $295,000 and $260,000, respectively, of minority interest in cumulative losses from this corporate joint venture against the note payable to affiliates balance as of the same dates. The notes payable to affiliates balance reflects CMIF III's share of a note payable by the corporation to the Partnership and CMIF III. The note bears interest at 15 percent fixed and matures August 1, 1997.


(6)  Real Estate Owned

Real estate owned consists of the following:
                                     (dollars in thousands)
                                   December 31,     December 31,
                                      1996             1995
-----------------------------------------------------------------
1.  Shopping Center in Upland, CA    $   4,628       $   5,106
2.  19 acres in Sacramento, CA           2,822           2,618
3.  Auto retail center in Corona, CA     2,600           2,580
4.  23 acres in Riverside, CA              ---           1,012
5.  5 condominiums in Oxnard, CA         1,310           1,550
-----------------------------------------------------------------
Subtotal                                11,360          12,866
Less accumulated depreciation              ---             517
-----------------------------------------------------------------
Total real estate owned              $  11,360       $  12,349
=================================================================

At December 31, 1996 and 1995, property number 5 is accounted for as insubstance foreclosure under SFAS 118 as the Partnership does not currently hold legal title to this property, but the borrower has surrendered the collateral to the control of the Partnership.


                              F-36
At December 31, 1996, the properties held for sale are presented net of accumulated depreciation as required by SFAS 121.

In accordance with SFAS 121, the Partnership carries real estate owned, held for sale, at the lower of carrying amount, or fair value less costs to sell. The estimated fair values were determined by using appraisals, discounted cash flows and/or other valuation techniques. The actual market price of real estate can only be determined by negotiation between independent third parties in a sales transaction and sales proceeds could differ substantially from estimated fair values.

The Partnership leases its operating properties under several non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 1996, are as follows:

                                  (dollars in thousands)

Years ending December 31,
-----------------------------------------------------------------
1997                                   $   684
1998                                       643
1999                                       568
2000                                       438
2001                                       422
Thereafter                               2,536
-----------------------------------------------------------------
                                       $ 5,291
=================================================================
















                              F-37

(7) Notes Payable


Notes payable consist of the following:
                                    (dollars in thousands)
                                  December 31,    December 31,
                                     1996            1995
-----------------------------------------------------------------
Note payable secured by
  shopping center in
  Upland, CA with interest
  and principal payments due
  monthly of $24,000; interest
  rate of 11.25 percent fixed,
  maturing May 1, 1997            $ 2,455          $ 2,460

Note payable secured by
  19 acres in Sacramento, CA
  with interest only payments
  due monthly; interest rate of
  12 percent fixed, maturing
  March 1, 1998                       900              900

Note payable secured by 23
  acres in Riverside, CA;
  interest rate of 13.75
  percent fixed,
  matured August 1, 1992              ---              650
-----------------------------------------------------------------
  Total notes payable             $ 3,355          $ 4,010
=================================================================

The note payable secured by the Upland Shopping Center totaling $2,455,000 becomes due in 1997. The Partnership has a letter of intent from the lender for a five year extension on this note. No principal is payable in 1997 on the note secured by the 19 acres in Sacramento. The balance of $900,000 is due in 1998.







                              F-38
The Partnership acquired the 23 acres in Riverside by deed in lieu of foreclosure, subject to the note payable discussed above. In the third quarter of 1993, the lender filed a notice of default and commenced judicial foreclosure proceedings on the
property.   The original borrower on the note payable negotiated
with the lender to perfect a nonjudicial foreclosure on the property. The foreclosure was completed in 1996. Management established an allowance for losses sufficient to cover the loss which was incurred as a result of the foreclosure of this property.

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






























                              F-39
                     CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule III

                            Consolidated Real Estate Owned and
                        Accumulated Depreciation and Amortization
                                    December 31, 1996

                                            Initial                    Costs
Capitalized
                                            Cost to
Subsequent
                                          Partnership                  to
Acquisition

                                                         Real Estate
Property                             Encumbrances          Owned
Improvements<F4>
--------------------------------------------------------------------------------
----------
Shopping Center in Upland           $ 2,455,000          $  4,903,000        $
(275,000)
19 acres in Sacramento                  900,000             2,567,000
255,000
Auto Retail Center in Corona                ---             2,533,000
67,000
5 Condominiums in Oxnard                    ---             1,154,000
156,000
--------------------------------------------------------------------------------
----------
                                    $ 3,355,000          $ 11,157,000        $
203,000
================================================================================
==========











                                           F-40
                     CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule III

                            Consolidated Real Estate Owned and
                        Accumulated Depreciation and Amortization
                                       (Continued)
                                    December 31, 1996

                   Gross Amount at Which
                  Carried on Books (F3)
                                                  Accumulated               Life
On Which
                     Real Estate                Depreciation &       Date
Depreciation
Property                Owned          Total    Amortization<F4>   Acquired
Is Computed
--------------------------------------------------------------------------------
----------
Shopping Center
  in Upland          $ 4,628,000   $ 4,628,000    $      ---      August 1988
(F1)
19 acres in
  Sacramento           2,822,000     2,822,000           ---      August 1991
None
Auto Retail Center
  in Corona            2,600,000     2,600,000           ---     December 1991
None
5 Condominiums
  in Oxnard            1,310,000     1,310,000           ---     December 1992
(F2)   None
---------------------------------------------------------------
                     $11,360,000   $11,360,000    $      ---
===============================================================







                                           F-41
                     CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule III

                            Consolidated Real Estate Owned and
                        Accumulated Depreciation and Amortization
                                       (Continued)
                                    December 31, 1996


<F1> Prior to the adoption of SFAS 121, tenant improvements were depreciated over life of leases; buildings depreciated over 31.5 years;

<F2> Insubstance foreclosure;

<F3> Aggregate cost for Federal Income Tax purposes is $12,577,000 at December
31, 1996;

<F4> Improvement are presented net of accumulated depreciation as required per
SFAS 121.












                       See accompanying independent auditors' report.
                                           F-42
                     CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule III

                            Consolidated Real Estate Owned and
                        Accumulated Depreciation and Amortization
                                       (Continued)
                                    December 31, 1996


The following is a summary of consolidated real estate owned for the years ended
December 31, 1996, 1995, and 1994.

                                             1996             1995
1994
--------------------------------------------------------------------------------
----------
Balance at beginning of year            $ 12,866,000      $ 14,232,000      $
21,701,000
Additions during period:
  Acquisitions through foreclosures              ---               ---
540,000
  Improvements                               273,000            58,000
187,000
Deductions during period:
  Real estate sold                          (150,000)       (1,131,000)
(605,000)
  Real estate foreclosed                    (665,000)              ---
(4,553,000)
  Charge-offs                               (437,000)         (293,000)
(3,038,000)
--------------------------------------------------------------------------------
----------
Balance at year end                     $ 11,887,000      $ 12,866,000      $
14,232,000
================================================================================
=========







                                           F-43
                     CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule III

                            Consolidated Real Estate Owned and
                        Accumulated Depreciation and Amortization
                                       (Continued)
                                    December 31, 1996



The following is a summary of accumulated depreciation and amortization of consolidated real estate owned for the years ended December 31, 1996, 1995, and 1994.


                                          1996               1995
1994
--------------------------------------------------------------------------------
----------
Balance at beginning of year           $  517,000         $  412,000        $
307,000
Additions                                  10,000            105,000
105,000
--------------------------------------------------------------------------------
----------
Balance at year end                    $  527,000         $  517,000        $
412,000
================================================================================
==========










                                           F-44
                     CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule IV

                              Mortgage Loans on Real Estate
                                    December 31, 1996

                               Interest          Final
Periodic
Description                      Rate         Maturity Date
Payment Terms
--------------------------------------------------------------------------------
----------
Note secured by:

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

Second Trust Deed
  on Mini-Storage
Interest only
  Facility in
balloon payment
  Citrus Heights, CA           7% fixed        November 1, 2000              of
$608,000

Third Trust Deed
  on Mini-Storage
  Facility in
  Citrus Heights, CA         12% fixed           May 1, 1997               P + I
monthly

First Trust Deed
$2,500 P + I
  on 17,789 s.f.
monthly balloon
  Auto Care Center in
payment of
  San Bernardino, CA        Prime + 3%         August 1, 1998
$290,000



                                           F-45
                     CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule IV
                              Mortgage Loans on Real Estate
                                       (Continued)
                                    December 31, 1996

                               Interest          Final
Periodic
Description                      Rate         Maturity Date            Payment
Terms
--------------------------------------------------------------------------------
----------
Note secured by:

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

Unsecured Note related
  to 177 lots in                                                           P + I
due at
  Lancaster, CA             7.75% fixed      December 1, 1997
maturity






                                           F-46
                     CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule IV
                              Mortgage Loans on Real Estate
                                       (Continued)
                                    December 31, 1996

                               Interest          Final
Periodic
Description                      Rate         Maturity Date            Payment
Terms
--------------------------------------------------------------------------------
----------
Note secured by:

50 percent interest
  in unsecured
  note related to
  177 lots in                                                              P + I
due at
  Lancaster, CA             7.75% fixed      December 1, 1997
maturity

First Trust Deed
Interest only
  on 7.83 acres
balloon
  of vacant land
payment of
  in Perris, CA               15% fixed        June 1, 1993
$292,000

50 percent interest
  in First Trust
  Deed on 166 lots                                                        P + I
due at
  in Lancaster, CA            Prime + 1%      August 1, 1997
maturity






                                           F-47
                     CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule IV
                              Mortgage Loans on Real Estate
                                       (Continued)
                                    December 31, 1996

                               Interest          Final
Periodic
Description                      Rate         Maturity Date            Payment
Terms
--------------------------------------------------------------------------------
----------
Note secured by:

50 percent interest
  in First Trust
  Deed on four
  single family homes                                                     P + I
due at
  in Lancaster, CA            Prime + 1%      July 1, 1998
maturity

50 percent interest
  in First Trust
  Deed on seven
  single family homes                                                     P + I
due at
  in Lancaster, CA            Prime + 1%      July 1, 1996
maturity










                                           F-48
                         CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule IV
                              Mortgage Loans on Real Estate
                                       (Continued)
                                    December 31, 1996

                                                                       Principal
Amount
                                      Face           Carrying            of Loan
Subject
                                    Amount of        Amount of            to
Delinquent
Description         Prior Liens     Mortgages     Mortgages (F1)     Principal
or Interest
--------------------------------------------------------------------------------
----------
Note secured by:

First Trust Deed
  on Two-Unit Pad
  in Corona, CA         None         $  460,000      $  460,000           $
460,000

Second Trust Deed
  on Mini-Storage    1st T.D.
  Facility in           of
  Citrus Heights, CA  $2,950,000        608,000         607,000
None

Third Trust Deed     1st T.D. of
  on Mini-Storage    $2,950,000
  Facility in        2nd T.D. of
  Citrus Heights, CA   $608,000          72,000          65,000
None

First Trust Deed
  on 17,780 s.f
  Auto Care Center in                   544,000
  San Bernardino, CA    None         (54% - 294,000)    288,000
None

                                           F-49
                     CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule IV
                              Mortgage Loans on Real Estate
                                       (Continued)
                                    December 31, 1996
                                                                       Principal
Amount
                                      Face           Carrying            of Loan
Subject
                                    Amount of        Amount of            to
Delinquent
Description         Prior Liens     Mortgages     Mortgages (F1)     Principal
or Interest
--------------------------------------------------------------------------------
----------
Note secured by:

Second Trust Deed
  on 32,341 s.f.      1st T.D.
  Retail Center          of
  in Corona, CA       $6,100,000        374,000        375,000
375,000

55 percent
  interest in
  Second Trust Deed
  on Single-Family    1st T.D.
  Residence in          of              150,000
  Sacramento, CA      $278,000        (55% - 83,000)    81,000
81,000

Unsecured Note related
  to 177 lots in
  Lancaster, CA       $3,266,000     1,250,000         1,250,000
1,250,000





                                           F-50
                     CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule IV
                              Mortgage Loans on Real Estate
                                       (Continued)
                                    December 31, 1996

                                                                       Principal
Amount
                                      Face           Carrying            of Loan
Subject
                                    Amount of        Amount of            to
Delinquent
Description         Prior Liens     Mortgages     Mortgages (F1)     Principal
or Interest
--------------------------------------------------------------------------------
----------
Note secured by:

50 percent interest
  in unsecured
  note related to      1st T.D.
  177 lots in            of          2,115,000
  Lancaster, CA       $3,266,000    (50% - 1,057,000)  1,055,000
1,055,000

First Trust Deed
  on 7.83 acres
  of vacant land
  in Perris, CA        None            343,000           293,000
293,000

50 percent interest
  in First Trust
  Deed on 166 lots                   3,266,000
  in Lancaster, CA      None     (50% - 1,636,000)       977,000
977,000




                                           F-51
                     CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule IV
                              Mortgage Loans on Real Estate
                                       (Continued)
                                    December 31, 1996

                                                                       Principal
Amount
                                      Face           Carrying            of Loan
Subject
                                    Amount of        Amount of            to
Delinquent
Description         Prior Liens     Mortgages     Mortgages (F1)     Principal
or Interest
--------------------------------------------------------------------------------
----------
Note secured by:

50 percent interest
  in First Trust Deed
  on four single
  family homes in                      490,000
  Lancaster, CA         None      (50% -  245,000)       239,000
239,000

50 percent interest
  in First Trust Deed
  on seven single
  family homes in                      804,000
  Lancaster, CA         None      (50% -  402,000)       571,000
571,000

Loss from unconsolidated investees                    (2,561,000)
(2,561,000)

Unearned interest and discounts                         (403,000)
(143,000)
--------------------------------------------------------------------------------
----------
                                   $ 9,171,000       $ 3,297,000            $
2,597,000
================================================================================
==========

                                           F-52
                     CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule IV
                              Mortgage Loans on Real Estate
                                       (Continued)
                                    December 31, 1996


<F1>  Aggregate cost for Federal Income Tax purpose is $7,705,000 at December
31, 1996.























                                           F-53
                     CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule IV

                              Mortgage Loans on Real Estate
                                       (Continued)
                                    December 31, 1996


The following is a summary of activity for the years ended December 1996, 1995, and 1994.

                                             1996             1995
1994
--------------------------------------------------------------------------------
----------
Balance at beginning of year            $  4,793,000      $  6,641,000      $
3,489,000
  Additions during period:
  New mortgage loans/disbursements         1,044,000           429,000
1,603,000
  Other - Interest reserve, amortization
    and transfer from accrued interest       197,000            47,000
23,000
Loans transferred from real estate owned         ---               ---
3,004,000
Deductions during period:
  Collections of principal                  (163,000)         (288,000)
(515,000)
  Foreclosures                                   ---               ---
(540,000)
  Charge-offs                               (270,000)         (233,000)
(15,000)
  Losses from unconsolidated investees    (2,304,000)       (1,803,000)
(408,000)
--------------------------------------------------------------------------------
----------
Balance at year end                     $  3,297,000      $  4,793,000      $
6,641,000
================================================================================
=========

                       See accompanying independent auditors' report.
                                           F-54