Form 10-Q
period 1997-03-31
CENTENNIAL MORTGAGE INCOME FUND
filed 1997-05-15
CIK 736980

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

     [X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1997
                             or

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

                     Consolidated Balance Sheets
                           (Unaudited)

                                     March 31,       December 31,
   Assets                              1997            1996
-----------------------------------------------------------------
Cash and cash
  equivalents                     $ 1,581,000       $ 1,712,000

Real estate loans
  receivable, earning                 695,000           700,000
Real estate loans
  receivable, nonearning            1,067,000         1,066,000
Real estate loans receivable
  from unconsolidated investees,
  earning (note 4)                    134,000               ---
Real estate loans receivable
  from unconsolidated investees,
  nonearning (note 4)               1,499,000         1,531,000
-----------------------------------------------------------------
                                    3,395,000         3,297,000

Less allowance for possible
  loan losses                         982,000           982,000
-----------------------------------------------------------------
Net real estate loans receivable    2,413,000         2,315,000

Real estate owned, net, held
  for sale, (note 3)               10,051,000        10,050,000
Real estate owned, insubstance
  foreclosed (note 3)               1,310,000         1,310,000
-----------------------------------------------------------------
                                   11,361,000        11,360,000





   See accompanying notes to consolidated financial statements
                              1
           CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                        A Limited Partnership

                     Consolidated Balance Sheets
                           (Unaudited)
                           (Continued)

                                     March 31,       December 31,
   Assets                              1997             1996
-----------------------------------------------------------------
  Less allowance for
   possible losses on
   real estate owned                4,101,000         4,101,000
-----------------------------------------------------------------
    Net real estate owned           7,260,000         7,259,000

Accrued interest receivable             5,000             4,000
Due from unconsolidated investees      10,000               ---
Other assets                          163,000           104,000
-----------------------------------------------------------------
                                  $11,432,000       $11,394,000
=================================================================
























  See accompanying notes to consolidated financial statements
                              2
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

                 Consolidated Balance Sheets
                         (Unaudited)
                         (Continued)

                                        March 31,    December 31,
  Liabilities and Partners' Equity       1997          1996
-----------------------------------------------------------------
Notes payable (note 5)               $ 3,355,000    $ 3,355,000
Notes payable to affiliates (note 4)      31,000         74,000
Accounts payable and
  accrued liabilities                     20,000         23,000
Interest and property taxes
  payable on real estate owned            43,000            ---
Interest payable to affiliates on
  notes secured by real estate           220,000        220,000
Payable to affiliates (note 4)             1,000          1,000
Deferred profit on
  equity participation                   289,000        289,000
-----------------------------------------------------------------
   Total liabilities                   3,959,000      3,962,000

Partners' equity (deficit)
  -- 38,729 limited partnership
  units outstanding as of
  March 31, 1997 and December 31, 1996
    General partners                    (525,000)      (525,000)
    Limited partners                   7,998,000      7,957,000
-----------------------------------------------------------------
    Total partners' equity             7,473,000      7,432,000

Contingencies (note 6)
-----------------------------------------------------------------
                                     $11,432,000    $11,394,000
=================================================================








   See accompanying notes to consolidated financial statements
                              3
          CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                        A Limited Partnership

               Consolidated Statements of Operations
                          (Unaudited)

          For the three months ended March 31, 1997 and 1996
                                     1997           1996
-----------------------------------------------------------------
Revenue:
Interest income on loans
   to nonaffiliates,
  including fees                 $   27,000       $   22,000
Interest income on loans
  to affiliates,
  including fees                      1,000           25,000
Interest-bearing
  deposits                           21,000           27,000
Operations of real estate owned     238,000          225,000
Other                                 6,000              ---
-----------------------------------------------------------------
    Total revenue                   293,000          299,000

Expenses:
Share of losses
  in unconsolidated
  investees                          29,000          145,000
Operating expenses
  from operations
  of real estate owned               37,000           72,000
Operating expenses
  from operations of
  real estate owned
  paid to affiliate                  11,000           14,000
Expenses associated
  with non-operating
  real estate owned                  44,000           65,000
Depreciation and
  amortization expense                3,000            4,000
Interest expense                    103,000          120,000






   See accompanying notes to consolidated financial statements
                              4
          CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                        A Limited Partnership

               Consolidated Statements of Operations
                         (Continued)
                         (Unaudited)

      For the three months ended March 31, 1997 and 1996
                                   1997              1996
-----------------------------------------------------------------
General and administrative,
  affiliates                         51,000           64,000
General and administrative,
  nonaffiliates                      17,000           37,000
Mortgage investment servicing
  fees paid to affiliate              1,000            1,000
-----------------------------------------------------------------
    Total expenses                  296,000          522,000
-----------------------------------------------------------------
Net loss before
  minority interest                  (3,000)        (223,000)

Minority interest                    44,000           21,000
-----------------------------------------------------------------
  Net income (loss)             $    41,000      $  (202,000)
=================================================================
Net income (loss) per limited
  partnership unit              $      1.06      $     (5.22)
=================================================================
















   See accompanying notes to consolidated financial statements
                              5
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                    A Limited Partnership

           Consolidated Statement of Partners' Equity
                         (Unaudited)

         For the three months ended March 31, 1997

                                                        Total
                         General        Limited        Partners'
                         Partners       Partners        Equity
-----------------------------------------------------------------
Balance at
  December 31, 1996   $  (525,000)   $  7,957,000   $  7,432,000

Net income                    ---          41,000         41,000
-----------------------------------------------------------------
Balance at
  March 31, 1997      $  (525,000)   $  7,998,000   $  7,473,000
=================================================================
























   See accompanying notes to consolidated financial statements
                              6
       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                    A Limited Partnership

             Consolidated Statements of Cash Flows
                        (Unaudited)

      For the three months ended March 31, 1997 and 1996

                                   1997              1996
-----------------------------------------------------------------
Cash flows from
 operating activities:
  Net income (loss)             $    41,000      $  (202,000)
  Adjustments to reconcile
   net income (loss) to
   net cash used in
   operating activities:
     Interest accrued
      to principal                   (1,000)         (25,000)
     Depreciation and
      amortization                    3,000            4,000
     Minority interest              (44,000)         (21,000)
     Equity in losses of
      unconsolidated investees       29,000          145,000
Changes in assets
  and liabilities:
   (Increase) decrease in accrued
    interest receivable              (1,000)          14,000
   Increase in other assets         (62,000)         (16,000)
   Decrease in accounts
    payable and accrued
    liabilities                      (3,000)         (13,000)
   Increase (decrease) in
    interest and taxes payable
    on real estate owned             43,000          (49,000)
   Increase in interest
    payable to affiliates on
    notes secured by real estate        ---           12,000
   Increase in due from
    unconsolidated investees        (10,000)             ---





   See accompanying notes to consolidated financial statements
                              7
       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                  A Limited Partnership

          Consolidated Statements of Cash Flows
                       (Continued)
                       (Unaudited)

       For the three months ended March 31, 1997 and 1996

                                   1997              1996
-----------------------------------------------------------------
   Decrease in payable
    to affiliates                       ---           (3,000)
-----------------------------------------------------------------
     Net cash used in
      operating
      activities                     (5,000)        (154,000)
-----------------------------------------------------------------
Cash flows from
  investing activities:
   Principal collected
    on loans                         53,000           40,000
   Advances on loans made to
    unconsolidated investees       (179,000)        (810,000)
   Advances on loans
    made to customers                   ---           (1,000)
   Capital expenditures
    for real estate owned            (1,000)          (7,000)
   Increase in short-term
    investments                         ---           (1,000)
-----------------------------------------------------------------
Net cash used in
     investing activities          (127,000)        (779,000)
-----------------------------------------------------------------
Cash flows from
  financing activities:
   Proceeds from notes
    payable to affiliates             1,000            7,000
-----------------------------------------------------------------







   See accompanying notes to consolidated financial statements
                              8
       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                  A Limited Partnership

          Consolidated Statements of Cash Flows
                       (Unaudited)
                       (Continued)

       For the three months ended March 31, 1997 and 1996

                                   1997              1996
-----------------------------------------------------------------
Net cash provided by
    financing activities              1,000            7,000
-----------------------------------------------------------------
Net decrease in cash               (131,000)        (926,000)

Beginning cash and
  cash equivalents                1,712,000        2,947,000
-----------------------------------------------------------------
Ending cash and cash
  equivalents                   $ 1,581,000      $ 2,021,000
=================================================================
Supplemental schedule of
  cash flow information:
   Cash paid during
    the quarter for:
      Interest                  $   100,000      $   100,000


















   See accompanying notes to consolidated financial statements
                              9
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

           Notes to Consolidated Financial Statements
                           (Unaudited)

                     March 31, 1997 and 1996

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

As of March 31, 1997, a majority of the loans secured by operating properties have been repaid to the Partnership. However, during recent years, real estate market values for undeveloped land in California have declined severely. As the loans secured by undeveloped land and certain operating properties became delinquent, management of the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership has become a direct investor in this real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell this real estate owned.

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





                             10
Results for the three months ended March 31, 1997 and 1996 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

Information pertaining to the three months ended March 31, 1997 and 1996 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

The condensed consolidated financial statements do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Notes to consolidated financial statements included in Form 10-K for the year ended December 31, 1996 on file with the Securities and Exchange Commission, provide additional disclosures and a further description of accounting policies.

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

At March 31, 1997, the carrying value of loans that are considered to be impaired under SFAS 114 totaled $3,261,000 (of which $2,566,000 were on nonaccrual status). At March 31, 1997, the allowance for possible loan losses determined in accordance with the provisions of SFAS 114, related to loans considered impaired under SFAS 114 totaled $982,000. There were five loans

                             11
to unconsolidated investees considered impaired under SFAS 114 for which there is no related allowance for possible loan losses at March 31, 1997. However, the unconsolidated investees have recorded an allowance for losses of $4,183,000 and the Partnership's proportionate share of losses in unconsolidated investees reflects $4,045,000 of this allowance. One of the loans receivable is recorded with a corresponding deferred profit liability of $289,000. There was a $46,000 investment in impaired loans during the three months ended March 31, 1997. For the three months ended March 31, 1997, the Partnership recognized interest income on impaired loans of $21,000 which included $6,000 of interest income recognized using the cash basis method of income recognition.

Carrying Value of Real Estate Owned, Held for Sale

Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 supersedes SOP 92-3 and also requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less costs to sell.
An impairment loss shall be measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets less costs to sell. SFAS 121 requires that assets to be disposed of not be depreciated while they are held for disposal. The Partnership considers all real estate owned as held for sale and is actively marketing all properties.


(3)  REAL ESTATE OWNED

Real estate owned consists of the following:
                                     (dollars in thousands)
                                      March 31,      December 31,
                                        1997             1996
-----------------------------------------------------------------
1.  Shopping Center in Upland, CA    $  4,628        $  4,628
2.  19 acres in Sacramento, CA          2,822           2,822
3.  Auto retail center in Corona, CA    2,601           2,600
4.  5 condominiums in Oxnard, CA        1,310           1,310
-----------------------------------------------------------------
Total real estate owned              $ 11,361        $ 11,360
=================================================================

                             12
Property No. 4 has been accounted for as insubstance foreclosure under SFAS 118 as the Partnership does not currently hold legal title to this property, but the borrower has surrendered the collateral to the control of the Partnership.

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

(4)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, Centennial Corporation is entitled to receive from the Partnership mortgage investment servicing fees for loans serviced equal to an annual rate of 1/4 of 1 percent of the committed amount to be funded by the Partnership. The Partnership incurred $1,000 of mortgage investment servicing fees for the three months ended March 31, 1997 and 1996, respectively.

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not yet received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners during the three months ended March 31, 1997 or 1996.

The Partnership owns 50 percent of the outstanding capital stock of two corporations which have not been consolidated in the accompanying financial statements, LCR Development, Inc., ("LCR") and BKS Development Inc., ("BKS"). The balance of outstanding



                             13
capital stock in these corporations is owned by Centennial Mortgage Income Fund II ("CMIF II"), an affiliate. LCR has invested in a joint venture, Silverwood Homes ("Silverwood") which is constructing homes in Lancaster, CA. The Partnership has participated in making several loans to these corporations and this joint venture. Under the equity method of accounting, these loans are a component of the Partnership's investment in LCR and BKS, and therefore, the Partnership has recorded losses by LCR and BKS as a reduction of the carrying value of these loans receivable. The Partnership wrote off its investment and loan receivable from BKS during 1996 when its share of losses equaled its investment and the recovery of any of its investment became unlikely.

The Partnership holds a $1,250,000 unsecured note and holds a 50 percent participation in a $2,115,000 unsecured note, both due from LCR. The Partnership's share of the $2,115,000 note at March 31, 1997 is $1,055,000 and the Partnership had applied $1,055,000, a portion of its of cumulative losses from unconsolidated investees, against the carrying value of the note as of that same date. The Partnership has also applied $1,250,000 of cumulative losses from unconsolidated investees against the carrying value of the $1,250,000 note as of March 31, 1997. The Partnership has not accrued its share of interest on these notes which was approximately $578,000 as of March 31, 1997.

Silverwood began constructing a model home complex at the project in June 1995. Construction commenced in September 1995 on Phase I and February 1997 on Phase II at the project. At March 31, 1997, the Partnership holds a 50 percent participation in four notes, due from Silverwood including a land development loan, a model home loan and two home construction loans. The Partnership's disbursed balance of the $3,265,700 development loan at March 31, 1997, is $1,020,000 and the Partnership had applied $285,000, the balance of cumulative losses from unconsolidated investees, against the carrying value of the note as of the same date. The Partnership's disbursed balance of the $490,000 model loan at March 31, 1997 is $239,000. At March 31,
1997 the Partnership's disbursed balance of the $1,034,000 Phase I construction loan is $525,000. At March 31, 1997, the Partnership's disbursed balance of the $870,000 Phase II construction loan is $134,000.






                             14
The consolidated balance sheet and statement of operations of LCR Development, Inc. have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in the corporation using the equity method. The following represents condensed financial information for LCR at March 31, 1997 and for the three months ended March 31, 1997:

                       LCR Development, Inc.
                    Consolidated Balance Sheet

                                                   March 31,
  Assets                                             1997
-----------------------------------------------------------------
Cash                                             $     2,000
Restricted cash                                       10,000

Real estate owned, held for investment             6,875,000
Less allowance for losses on
  real estate investments                          4,183,000
-----------------------------------------------------------------
Net real estate owned                              2,692,000

Organization costs                                     1,000
-----------------------------------------------------------------
                                                 $ 2,705,000
=================================================================

  Liabilities and Stockholders' Deficit
-----------------------------------------------------------------
Notes payable to affiliates
  CMIF                                           $ 4,223,000
  CMIF II                                          2,370,000
-----------------------------------------------------------------
                                                   6,593,000

Accounts payable and accrued liabilities               2,000
Interest and taxes payable
  on real property                                   997,000
Payable to affiliates                                 27,000
-----------------------------------------------------------------
Total liabilities                                  7,619,000

Stockholders' deficit                             (4,914,000)
-----------------------------------------------------------------
                                                 $ 2,705,000
=================================================================

                             15
                   LCR Development, Inc.
            Consolidated Statement of Operations

                                                Three months
                                                    ended
                                               March 31, 1997
-----------------------------------------------------------------
Housing sales                                  $    92,000

Cost of housing sales                              104,000
Provision for losses on real estate owned          138,000
Selling and marketing expenses                      29,000
General and administrative expenses                 16,000
-----------------------------------------------------------------
Operating income (loss)                           (195,000)
Interest incurred                                  138,000
Less interest expense capitalized                 (138,000)
-----------------------------------------------------------------
Net (loss)                                        (195,000)
=================================================================
Interest expense not included
  in share of losses                              (138,000)
-----------------------------------------------------------------
Allocable net loss                             $   (57,000)
=================================================================
Share of loss recorded                         $   (29,000)
=================================================================

The Partnership owns an interest in Grand Plaza Auto Retail, Inc., the corporation which owns the auto retail center in Corona, California jointly with an affiliated entity, Centennial Mortgage Income Fund III, ("CMIF III"). At March 31, 1997, the ownership percentages are 86.67 for the Partnership and 13.33 for CMIF III. The assets and liabilities of this corporation have been consolidated in the accompanying consolidated financial statements. Notes payable and interest payable to affiliates on notes secured by real estate owned includes $558,000 and $557,000 at March 31, 1997 and December 31, 1996, respectively, and the Partnership had cumulatively applied $420,000 of minority interest share of losses from this corporate joint venture against the note payable to affiliates balance as of the same





                             16
dates.  The notes payable to affiliates balance reflects CMIF
III's share of a note payable by the corporation to the Partnership and CMIF III. The note bears interest at 14 percent fixed and matured October 1, 1996. The Partnership is in the process of extending this note.

The Partnership owns an interest in BNN Development, Inc., the corporation which owns the 19 acres in Sacramento, California jointly with an affiliated entity, CMIF III. At March 31, 1997, the ownership percentages are 86.25 for the Partnership and 13.75 for CMIF III. The assets and liabilities of this corporation have been consolidated in the accompanying consolidated financial statements. Notes payable and interest payable to affiliates on notes secured by real estate owned includes $452,000 at March 31, 1997 and December 31, 1996, respectively, and the Partnership had cumulatively applied $339,000 and $295,000, of minority interest share of losses from this corporate joint venture against the note payable to affiliates balance as of the same dates. The notes payable to affiliates balance reflects CMIF III's share of a note payable by the corporation to the Partnership and CMIF
III.  The note bears interest at 15 percent fixed and matures
November 1, 1997.



























                             17

(5) NOTES PAYABLE


Notes payable consist of the following:
                                    (dollars in thousands)
                                     March 31,    December 31,
                                       1997          1996
-----------------------------------------------------------------
Note payable secured by
  19 acres in Sacramento, CA
  with interest only payments
  due monthly; interest rate of
  12 percent fixed, maturing
  March 1, 1998                    $   900           $   900

Note payable secured by
  shopping center in
  Upland, CA with interest
  and principal payments due
  monthly of $24,000; interest
  rate of 11.25 percent fixed,
  maturing May 1, 1997               2,455             2,455
-----------------------------------------------------------------
  Total notes payable              $ 3,355           $ 3,355
=================================================================

The note payable secured by the Upland Shopping Center totaling $2,455,000 matures May 1, 1997. The Partnership has a letter of intent from the lender for a five year extension on this note. No principal is payable on the note secured by the 19 acres in Sacramento. The balance of $900,000 is due in 1998.

(6) CONTINGENCIES

There are no material pending legal proceedings other than ordinary routine litigation incidental to the Partnership's business.







                             18
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND  RESULTS OF OPERATIONS.

GENERAL

The Partnership had net income and income per limited partnership unit of $41,000 and $1.06 for the three months ended March 31, 1997 and losses of ($202,000) and $(5.22) for the three months ended March 31, 1996. The increase in income from March 31, 1996 to March 31, 1997 is primarily the result of a decrease in share of losses in unconsolidated investees, operating expenses for real estate owned and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Partnership had $1,581,000 in cash and interest-bearing deposits. The Partnership had no unfunded loan
commitments to nonaffiliates at March 31, 1997.   Sources of
funds are expected to be from the sale of real estate owned, future operations of real estate owned and payoffs of existing loans. The Partnership funded disbursements on loans to unconsolidated investees during the first three months of 1997 totaling $179,000 and received payoffs and paydowns on loans totaling $53,000. During the first three months of 1997, the Partnership incurred costs for the improvement of real estate owned totaling $1,000.

The Partnership's notes payable commitments consist of interest and all principal payments due of approximately $2,563,000. The note payable secured by the Upland Shopping Center totaling $2,455,000 matures May 1, 1997. The Partnership does not presently have sufficient capital reserves to make this balloon payment and meet operating commitments. The Partnership has a letter of intent from the lender to extend the note for five years. In addition to the note payable commitments, the Partnership's principal capital requirements include: i) real property taxes and bonds on real estate owned of approximately $157,000 payable during the next twelve months, and ii) selling, general and administrative costs. These commitments are expected to be paid from existing cash balances, future loan payoffs, and the sale of real estate owned.

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

RESULTS OF OPERATIONS

At this stage of the Partnership, most of the nonaffiliated loans have been repaid to the Partnership and interest income on loans to nonaffiliates has begun to stabilize. As a result of these payoffs, interest income on loans to nonaffiliates is no longer a major contributor to the Partnership's revenue. Interest income on loans to nonaffiliates, including fees increased to $27,000 from $22,000 for the three months ended March 31, 1997 and 1996,
respectively.   The increase in interest income on loans from
1996 to 1997 is due to the receipt of cash basis interest income from loans on nonaccrual.

Interest income on loans to unconsolidated investees, including fees totaled $1,000 and $25,000 for the three months ended March 31, 1997 and 1996, respectively. The decrease for 1997 is due to the loans to unconsolidated investees being placed on nonaccrual. Interest income on loans to unconsolidated investees represents interest earned on the Silverwood loans.

The outstanding principal balance of loans on nonaccrual at March 31, 1997 totaled $2,566,000 as compared with $3,232,000 at March 31, 1996. Loans on "nonaccrual" refers to loans upon which the Partnership is no longer accruing interest. Management's policy is to cease accruing interest on loans when interest and/or principal repayments become 90 days past due. Had interest accrued through the first three months of 1997 and 1996 on the affiliated and nonaffiliated nonacrual loans, interest income would have been approximately $133,000 and $161,000 higher than was actually reported for those periods.

The real estate owned balance at March 31, 1997 and 1996 was $11,361,000 and $12,356,000, respectively.

The following sections entitled Nonaccrual, Nonperforming Loans and Other Loans to Affiliates and Real Estate Owned provide a detailed analysis of these assets.

Nonaccrual, Nonperforming Loans and Other Loans to Affiliates

Loans on nonaccrual and nonperforming status at March 31, 1997 are summarized below:

During 1994, the Partnership renegotiated an equity participation note with an original committed amount of $374,000 secured by a second deed of trust on a 32,431 square foot shopping center in Corona, California. The loan provides for interest due to be payable at loan maturity; however, due to the amount of the senior debt and the decrease in land values, the Partnership has placed the loan on nonaccrual. The principal balance and nonaccrued interest at March 31, 1997 are $313,000 and $116,000 respectively. The Partnership has recorded a $289,000 deferred profit in connection with this loan.

During 1991, the Partnership sold a pad on an existing piece of real estate owned in Corona, California and carried back financing in the amount of $600,000. The Partnership's share of the loan is 77 percent. Due to the loss of the major tenant, the borrower has been unable to make monthly interest payments. Management has worked out a forbearance agreement with the borrower for net cash flow monthly payments. The remaining interest due has been placed on nonaccrual. The principal balance and nonaccrued interest at March 31, 1997 are $461,000 and $118,000, respectively. The Partnership had recorded a $367,000 allowance for losses related to this loan as of March 31, 1997.

During 1989, the Partnership funded a loan with an original committed amount of $343,000 to provide land development financing in Perris, California. The loan matured June 1, 1993 and the borrower was unable to make interest payments or pay off the loan. Given the depressed value of the property and the amount of the delinquent bonds and taxes, the Partnership has been negotiating with the borrower in an attempt to discount the note to facilitate a sale or have the borrower deed the property to the Partnership. Should the negotiations not be completed and the property be lost to a tax sale, management has established a $293,000 allowance for losses related to this loan as of March 31, 1997. The principal balance and nonaccrued interest at March 31, 1997 are $293,000 and $174,000, respectively.

During 1994, the Partnership funded a $1,250,000 unsecured note and a 50 percent participation in a $2,115,000 unsecured note, both representing workout loans and due from LCR, an affiliate. These two loans reflect the majority of the cost basis of single family lots contributed to Silverwood. LCR's only source of repayment of these notes are proceeds from the sale of the fully developed lots. Management has estimated the proceeds for repayment of these two notes to be less than the original principal balance of the loans. As a result, the loans have been placed on nonaccrual. The principal balance, participating principal balance and nonaccrued interest balances at March 31, 1997 are $1,250,000 and $318,000 and $1,055,000 and $261,000,
respectively. As discussed in note 4, the Partnership has reduced the carrying value of these notes by $2,305,000, a portion of its share of losses from this unconsolidated investee.

During 1994 and 1995, LCR evaluated various alternative strategies for liquidating its investment in the 179 lots in Lancaster. During 1994, LCR determined that its best course of action appeared to be the full-scale buildout and sale of single-family homes since the market for finished lots had fallen so significantly. LCR obtained construction financing commitments from CMIF and the Partnership and entered into a joint venture agreement entitled Silverwood with Home Devco to construct and sell single-family homes a the project. The joint venture began constructing a model home complex at the project in June 1995. Construction commenced in September 1995 on Phase I at the project. At March 31, 1997, the Partnership holds a 50 percent participation in three notes and a 100 percent ownership in a fourth note due from Silverwood consisting of a land development loan, a model home loan and two home construction loans with a combined disbursed balance of $1,918,000. The Partnership's disbursed balance of the $3,265,700 development loan at March 31, 1997 is $1,020,000. The Partnership had applied $285,000 of cumulative losses from unconsolidated investees against the carrying value of the note as of the same date. The Partnership's disbursed balance of the $490,000 model loan at March 31, 1997 is $239,000. The Partnership's disbursed balance of the $1,034,000 Phase I construction loan at March 31, 1997 is $525,000. The Partnership's disbursed balance of the $870,000 Phase II construction loan at March 31, 1997 is $134,000.

Sales volumes of new homes in the Lancaster area have continued to decline since 1995 while sales prices have remained relatively flat and construction costs have increased. This has caused a further decline in the value of finished lots and a reduction in the anticipated net proceeds the Partnership expects to realize from the buildout of homes at the project. Additionally, Silverwood closed escrow on only three homes as of the date of this report, far less than originally anticipated. As a result of these factors, LCR has recorded a $4,183,000 allowance for losses on real estate investments.

Real Estate Owned

A description of the Partnership's principal real estate owned and loan classified as insubstance foreclosure follows:

Shopping Center in Upland, California

During the third quarter of 1988, the Partnership foreclosed on a loan secured by this project. The Partnership originally committed $5,600,000 for the rehabilitation of a 33,327 square foot retail center and construction of an automotive service facility in Upland, California. Cost overruns and construction delays prevented the borrower from selling the project and thereby performing on the loan. The property generated net operating income before debt service of $176,000 during the first three months of 1997 and its net carrying value before allowance for possible losses was $4,628,000 at March 31, 1997. The property is currently 98 percent leased. The property is encumbered by a note of $2,455,000, secured by a first trust deed on the property. The Partnership is marketing this property for sale. The Partnership had recorded a $921,000 allowance for losses related to this property as of March 31, 1997.

19 Acres in Sacramento, California

During the third quarter of 1991, the Partnership took a deed in lieu of foreclosure on a second trust deed secured by 19 acres of undeveloped land in Sacramento, California. The property is encumbered by a $900,000, 12 percent fixed interest rate note payable secured by a first trust deed on the property. The note requires monthly interest-only payments, and the balance is due March 1, 1998. The Partnership continues to finalize the entitlement processing, flood issues and provide for utility services for the property. As these issues are finalized and the demand for development land in the area returns, the Partnership intends to list the property for sale. At March 31, 1997, the carrying value before allowance for possible losses of this asset was $2,822,000 and the Partnership had recorded a $1,134,000 allowance for losses related to this project.



Auto Retail Center in Corona, California

During 1988, the Partnership funded a loan with an original committed amount of $3,313,000 for the purpose of constructing a 39,185 square foot auto/retail center in Corona, California. The loan matured on September 1, 1989. The borrower defaulted under a forbearance agreement, and the Partnership filed a notice of default on December 14, 1990. The borrower filed for bankruptcy on February 15, 1991. A pad was sold during April 1991 resulting in the Partnership receiving a net paydown of $249,000. The Partnership provided financing to the purchaser. The Partnership took a grant deed on the property through the Bankruptcy Courts in December 1991. The subject center is 43 percent leased and the property generated net operating income of $13,000 during the first three months of 1997. The center is being marketed for sale. The carrying value before allowance for possible losses at March 31, 1997 is $2,601,000 and the Partnership had recorded a $1,665,000 allowance for losses related to this project.

5 Condominiums in Oxnard, California

During 1990, the Partnership funded a loan secured by a first trust deed with an original committed amount of $3,000,000 for the construction of 12 condominiums in Oxnard, California. The Partnership has recorded an insubstance foreclosure on these 12 condominiums. The borrower signed over control to the second trust deed holder in December 1992, the second trust deed holder, an affiliate, abandoned the property and the Partnership now controls the property. The condominiums are located adjacent to the beach. The values of beach front property have been hard hit in the local market due to the excess supply of this type of property. The Partnership has declined to assume any of the original builder's liabilities which would be required should the Partnership accept a deed in lieu of foreclosure on the property. However, the Partnership does receive 100 percent of all sales proceeds net of selling costs. As of March 31, 1997, the Partnership had sold seven condominiums and is attempting to sell the remaining units. The carrying value before allowance for possible losses at March 31, 1997 is $1,310,000 and the Partnership had recorded a $381,000 allowance for losses related to this project.

INTEREST ON INTEREST-BEARING DEPOSITS

Interest earned on interest-bearing deposits totaled $21,000 and $27,000 for the three months ended March 31, 1997 and 1996, respectively. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. The decrease in income on interest-bearing deposits is principally due to decreased cash balances for the three months ended March 31, 1997.

INCOME FROM OPERATIONS OF REAL ESTATE OWNED

Income from operations of real estate owned consists of operating revenues of $238,000 and $225,000 for the three months ended March 31, 1997 and 1996, respectively. These revenues are from the Upland shopping center and the auto retail center in Corona.

PROVISION FOR POSSIBLE LOSSES

There was no provision for possible losses for the three months ended March 31, 1997 or 1996. The provision for possible losses results from the change in the allowance for possible losses and the allowance for possible losses on real estate owned net of charge-offs, if any. Management believes that the allowance for possible losses at March 31, 1997 is adequate to absorb the known and inherent risk in the Partnership's loan and real estate owned portfolio.

SHARE OF LOSSES IN UNCONSOLIDATED INVESTEES

The Partnership has invested in corporations in which it has less than a majority ownership and accounts for these investments using the equity method. The Partnership's share of losses in these unconsolidated investees was $29,000 and $145,000 for the three months ended March 31, 1997 and 1996, respectively. The share of losses consists primarily of provisions for losses on real estate investments and interest expense related to the 179 lots in Lancaster owned by LCR and the 283 acres in Bakersfield owned by BKS. The decrease for 1997 is due to the write off of the 283 acres in Bakersfield owned by BKS during 1996.

OTHER EXPENSES

Operating expenses from operations of real estate owned were $37,000 and $72,000 for the three months ended March 31, 1997 and 1996, respectively. The expenses were associated with the Upland shopping center and the auto retail center in Corona. The decrease for 1997 is due to asphalt and roofing expenses for 1996 which were not required in 1997 and a tax refund received by the Upland Shopping Center.

Operating expenses from operations of real estate owned paid to affiliates were $11,000 and $14,000 for the three months ended March 31, 1997 and 1996, respectively. The operating expenses consist of property management fees paid to affiliates of the general partners.

Expenses associated with non-operating real estate owned were $44,000 and $65,000 for the three months ended March 31, 1997 and 1996, respectively. The expenses relate to the 19 acres in Sacramento, the condominiums in Oxnard, and the 23 acres in Riverside. The decrease for the three months ended March 31, 1997 is due to a decrease in costs associated with the condominiums in Oxnard.

Depreciation and amortization expense was $3,000 and $4,000 for the three months ended March 31, 1997 and 1996, respectively, related to leasehold improvements at the Upland Shopping Center and furniture and fixtures of the Partnership.

Interest expense was $103,000 and $120,000 for the three months ended March 31, 1997 and 1996, respectively. The interest expense during 1997 and 1996 relates to the Upland Shopping Center, the 19 acres in Sacramento, California and the Partnership's share of interest payable to affiliates on the auto retail center in Corona. The decrease for 1997 is due to the loan secured by the auto retail center in Corona being placed on nonaccrual in 1997.

General and administrative expenses, affiliates totaled $51,000 and $64,000 for the three months ended March 31, 1997 and 1996, respectively. These expenses are primarily salary allocation reimbursements paid to affiliates. The decrease for 1997 is due to a decrease in allocation percentages.

General and administrative expenses, nonaffiliates totaled
$17,000 and $37,000 for the three months ended March 31, 1997 and 1996, respectively. These expenses consist of other costs associated with the administration of the Partnership. The decrease for 1997 is primarily due to a decrease in moving expenses, office expenses and investor printing.

Mortgage investment servicing fees totaled $1,000 for the three months ended March 31, 1997 and 1996, respectively. This consists of fees paid to Centennial Corporation for servicing the Partnership's loan portfolio.












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


CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
A California Limited Partnership


By:/s/John B. Joseph
_________________________________
John B. Joseph
General Partner                                    May 15, 1997


By:/s/Ronald R. White
_________________________________
Ronald R. White
General Partner                                    May 15, 1997


By:  CENTENNIAL CORPORATION
     General Partner


/s/Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer                            May 15, 1997