Form 10-Q
period 1997-09-30
CENTENNIAL MORTGAGE INCOME FUND
filed 1997-11-14
CIK 736980

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

     [X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997
                             or

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

                     Consolidated Balance Sheets
                           (Unaudited)

                                  September 30,      December 31,
   Assets                              1997            1996
-----------------------------------------------------------------
Cash and cash
  equivalents                     $ 2,001,000       $ 1,712,000

Real estate loans
  receivable, earning                 786,000           700,000
Real estate loans
  receivable, nonearning            1,078,000         1,066,000
Real estate loans receivable from
  an unconsolidated investee,
  earning (note 4)                    628,000               ---
Real estate loans receivable from
  an unconsolidated investee,
  nonearning (note 4)               1,189,000         1,531,000
-----------------------------------------------------------------
                                    3,681,000         3,297,000

Less allowance for possible
  loan losses                         982,000           982,000
-----------------------------------------------------------------
Net real estate loans receivable    2,699,000         2,315,000

Real estate owned, net, held
  for sale, (note 3)                7,450,000        10,050,000
Real estate owned, insubstance
  foreclosed (note 3)               1,310,000         1,310,000
-----------------------------------------------------------------
                                    8,760,000        11,360,000





   See accompanying notes to consolidated financial statements
                              1
           CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                        A Limited Partnership

                     Consolidated Balance Sheets
                           (Unaudited)
                           (Continued)

                                  September 30,      December 31,
   Assets                              1997             1996
-----------------------------------------------------------------
  Less allowance for
   possible losses on
   real estate owned                2,436,000         4,101,000
-----------------------------------------------------------------
    Net real estate owned           6,324,000         7,259,000

Accrued interest receivable             5,000             4,000
Due from unconsolidated investees      11,000               ---
Other assets                          100,000           104,000
-----------------------------------------------------------------
                                  $11,140,000       $11,394,000
=================================================================
























  See accompanying notes to consolidated financial statements
                              2
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

                 Consolidated Balance Sheets
                         (Unaudited)
                         (Continued)

                                     September 30,   December 31,
  Liabilities and Partners' Equity       1997          1996
-----------------------------------------------------------------
Notes payable (note 5)               $ 3,340,000    $ 3,355,000
Notes payable to affiliates (note 4)      79,000         74,000
Accounts payable and
  accrued liabilities                      4,000         23,000
Interest and taxes payable on
  real estate owned                       37,000            ---
Interest payable to affiliates on
  notes secured by real estate            39,000        220,000
Payable to affiliates (note 4)             2,000          1,000
Deferred profit on
  equity participation                   289,000        289,000
-----------------------------------------------------------------
   Total liabilities                   3,790,000      3,962,000

Partners' equity (deficit)
  -- 38,729 limited partnership
  units outstanding as of
  September 30, 1997 and
  December 31, 1996
    General partners                    (525,000)      (525,000)
    Limited partners                   7,875,000      7,957,000
-----------------------------------------------------------------
    Total partners' equity             7,350,000      7,432,000

Contingencies (note 6)
-----------------------------------------------------------------
                                     $11,140,000    $11,394,000
=================================================================







   See accompanying notes to consolidated financial statements
                              3
                     CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

                          Consolidated Statements of Operations
                                        (Unaudited)

                                          Nine Months                     Three
Months
                                      Ended September 30,              Ended
September 30,
                                   1997             1996             1997
1996
--------------------------------------------------------------------------------
----------
Revenue:
Interest income on loans
  to nonaffiliates,
  including fees                $    89,000    $    76,000      $  34,000    $
29,000
Interest income on loans
  to affiliates,
  including fees                     20,000        100,000         13,000
39,000
Interest-bearing deposits            53,000         71,000         16,000
23,000
Operations of real
  estate owned                      597,000        584,000        161,000
190,000
Gain on sale of property                ---         40,000            ---
---
Gain on extinguishment of debt        6,000            ---          6,000
---
--------------------------------------------------------------------------------
----------
   Total revenue                    765,000        871,000        224,000
281,000

Expenses:
Provision for possible losses           ---        200,000            ---
200,000
Share of provision for
  losses recorded by
  unconsolidated investees              ---        515,000            ---
165,000


                 See accompanying notes to consolidated financial statements
                                             4
                     CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

                          Consolidated Statements of Operations
                                        (Unaudited)
                                        (Continued)

                                          Nine Months                     Three
Months
                                      Ended September 30,              Ended
September 30,
                                   1997             1996             1997
1996
--------------------------------------------------------------------------------
----------
Share of other losses
  recorded by
  unconsolidated investees           91,000        341,000         37,000
104,000
Loss on sale of property              6,000            ---          6,000
---
Operating expenses from
  operations of real
  estate owned                      114,000        201,000         48,000
59,000
Operating expenses from
  operations of real
  estate owned paid to
  affiliates                         31,000         43,000          8,000
14,000
Expenses associated with
  non-operating real
  estate owned                      114,000        182,000         39,000
49,000
Depreciation and
  amortization expense               10,000         14,000          3,000
7,000
Interest expense                    293,000        357,000         93,000
122,000
General and administrative,
  affiliates                        156,000        170,000         49,000
50,000


                 See accompanying notes to consolidated financial statements
                                             5
                     CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

                          Consolidated Statements of Operations
                                        (Unaudited)
                                        (Continued)

                                          Nine Months                     Three
Months
                                      Ended September 30,              Ended
September 30,
                                   1997             1996             1997
1996
--------------------------------------------------------------------------------
----------
General and administrative,
  nonaffiliates                      84,000         76,000         29,000
21,000
Mortgage investment
  servicing fees paid
  to affiliates                       3,000          3,000          1,000
1,000
--------------------------------------------------------------------------------
----------
   Total expenses                   902,000      2,102,000        313,000
792,000
--------------------------------------------------------------------------------
----------
Net loss before
  minority interest                (137,000)    (1,231,000)       (89,000)
(511,000)

Minority interest
  share of losses                    55,000         66,000          9,000
22,000
--------------------------------------------------------------------------------
----------
  Net loss                       $  (82,000)   $(1,165,000)     $ (80,000)   $
(489,000)
================================================================================
==========
Net loss per limited
  partnership unit              $    (2.12)    $    (30.08)     $   (2.07)   $
(12.63)
================================================================================
==========

                 See accompanying notes to consolidated financial statements
                                             6
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                    A Limited Partnership

           Consolidated Statement of Partners' Equity
                         (Unaudited)

         For the nine months ended September 30, 1997

                                                        Total
                         General        Limited        Partners'
                         Partners       Partners        Equity
-----------------------------------------------------------------
Balance at
  December 31, 1996   $  (525,000)   $  7,957,000   $  7,432,000

Net loss                      ---         (82,000)       (82,000)
-----------------------------------------------------------------
Balance at
  September 30, 1997  $  (525,000)   $  7,875,000   $  7,350,000
=================================================================
























   See accompanying notes to consolidated financial statements
                              7
       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                    A Limited Partnership

             Consolidated Statements of Cash Flows
                        (Unaudited)

      For the nine months ended September 30, 1997 and 1996

                                   1997              1996
-----------------------------------------------------------------
Cash flows from
 operating activities:
  Net loss                      $   (82,000)     $(1,165,000)
  Adjustments to reconcile
   net loss to net cash
   used in operating
   activities:
     Amortization of
      unearned loan fees             (1,000)             ---
     Provision for
      possible losses                   ---          200,000
     Interest accrued to
      principal on loans
      to affiliates                 (24,000)        (100,000)
     Depreciation and
      amortization expense           10,000           14,000
     Minority interest
      share of losses               (55,000)         (66,000)
     (Gain) loss on sale of
      real estate owned               6,000          (40,000)
     Equity in losses of
      unconsolidated investees       91,000          856,000
Changes in assets
  and liabilities:
   (Increase) decrease in accrued
    interest receivable              (1,000)          14,000
   (Increase) decrease in
     other assets                    (6,000)          19,000
   Decrease in accounts payable
    and accrued liabilities         (19,000)         (28,000)
   Increase (decrease) in
    interest and property
    taxes payable on
    real estate owned                37,000           55,000


   See accompanying notes to consolidated financial statements
                              8
       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                  A Limited Partnership

          Consolidated Statements of Cash Flows
                       (Unaudited)
                       (Continued)

       For the nine months ended September 30, 1997 and 1996

                                   1997              1996
-----------------------------------------------------------------
   Increase (decrease)
    in interest payable
    to affiliates on
    notes secured by
    real estate owned                (4,000)          36,000
   Increase (decrease) in
    payable to affiliates             1,000           (3,000)
   Increase in due from
    affiliates                      (11,000)             ---
-----------------------------------------------------------------
     Net cash used in
      operating activities          (58,000)        (208,000)
-----------------------------------------------------------------
Cash flows from
  investing activities:
   Principal collected
    on loans                        323,000          157,000
   Advances on loans made
    to customers                    (13,000)             ---
   Advances on loans made
    to unconsolidated
    investees (note 4)             (760,000)      (1,045,000)
   Proceeds from sale of
    real estate owned               929,000          190,000
   Disbursements on
    real estate owned                   ---         (221,000)
   Decrease in short-term
    investments                         ---          103,000
-----------------------------------------------------------------
Net cash provided by (used in)
  investing activities              479,000         (816,000)
-----------------------------------------------------------------



   See accompanying notes to consolidated financial statements
                              9
       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                  A Limited Partnership

          Consolidated Statements of Cash Flows
                       (Unaudited)
                       (Continued)


       For the nine months ended September 30, 1997 and 1996

                                   1997              1996
-----------------------------------------------------------------
Cash flows from
  financing activities:
   Principal payments
    on notes payable                (15,000)          (5,000)
   Advances on notes
    payable to affiliates            17,000           41,000
   Principal payments on notes
    payable to affiliates          (134,000)             ---
-----------------------------------------------------------------
Net cash provided by (used in)
    financing activities           (132,000)          36,000
-----------------------------------------------------------------
Net increase (decrease)
   in cash                          289,000         (988,000)

Beginning cash and
  cash equivalents                1,712,000        2,947,000
-----------------------------------------------------------------
Ending cash and cash
  equivalents                   $ 2,001,000      $ 1,959,000
=================================================================
Supplemental schedule of
  cash flow information:
   Cash paid during
    the nine months for:
      Interest                  $   286,000      $   300,000

Supplemental schedule of
  noncash investing and
  financing activities:
   Decrease in real estate
    owned resulting from
    foreclosure                 $       ---      $ 1,029,000

   See accompanying notes to consolidated financial statements
                             10
       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                  A Limited Partnership

          Consolidated Statements of Cash Flows
                       (Unaudited)
                       (Continued)

       For the nine months ended September 30, 1997 and 1996

                                   1997              1996
-----------------------------------------------------------------
   Decrease in deferred
    profit on equity
    participation through
    foreclosure                         ---          270,000
   Decrease in allowance
    for losses resulting
    from foreclosure                    ---          364,000
   Decrease in notes
    payable through
    foreclosure                         ---          650,000
   Decrease in interest
    and property taxes
    payable on real estate
    owned through
    foreclosure                         ---           15,000
   Decrease in real
    estate loans
    through chargeoff
    of deferred profit                  ---          270,000















   See accompanying notes to consolidated financial statements
                             11
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

           Notes to Consolidated Financial Statements
                           (Unaudited)

                 September 30, 1997 and 1996

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

As of September 30, 1997, a majority of the loans secured by operating properties have been repaid to the Partnership. However, during recent years, real estate market values for undeveloped land in California have declined severely. As the loans secured by undeveloped land and certain operating properties became delinquent, management of the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership has become a direct investor in this real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell this real estate owned.

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





                             12
Results for the nine months ended September 30, 1997 and 1996 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

Information pertaining to the nine months ended September 30, 1997 and 1996 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

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

At September 30, 1997, the carrying value of loans that are considered to be impaired under SFAS 114 totaled $2,963,000 (of which $2,267,000 were on nonaccrual status). At September 30, 1997, the allowance for possible loan losses determined in accordance with the provisions of SFAS 114, related to loans considered impaired under SFAS 114 totaled $982,000. There were

                             13
five loans to an unconsolidated investee considered impaired under SFAS 114 for which there is no related allowance for possible loan losses at September 30, 1997. However, the unconsolidated investees have recorded an allowance for losses of $4,019,000 and the Partnership's proportionate share of losses in unconsolidated investees reflects the majority of this allowance. One of the other loans receivable is recorded with a corresponding deferred profit liability of $289,000. There was a $165,000 investment in impaired loans during the nine months ended September 30, 1997. For the nine months ended September 30, 1997, the Partnership recognized interest income on impaired loans of $70,000 which included $17,000 of interest income recognized using the cash basis method of income recognition.

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


(3)  REAL ESTATE OWNED

Real estate owned consists of the following:
                                     (dollars in thousands)
                                   September 30,     December 31,
                                        1997             1996
-----------------------------------------------------------------
1.  Shopping Center in Upland, CA    $  4,628        $  4,628
2.  19 acres in Sacramento, CA          2,822           2,822
3.  Auto retail center in Corona, CA      ---           2,600
4.  5 condominiums in Oxnard, CA        1,310           1,310
-----------------------------------------------------------------
Total real estate owned              $  8,760        $ 11,360
=================================================================

                             14
Property No. 4 has been accounted for as insubstance foreclosure under SFAS 118 as the Partnership does not currently hold legal title to this property, but the borrower has surrendered the collateral to the control of the Partnership.

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

(4)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, Centennial Corporation is entitled to receive from the Partnership mortgage investment servicing fees for loans serviced equal to an annual rate of 1/4 of 1 percent of the committed amount to be funded by the Partnership. The Partnership incurred $3,000 and $1,000 of mortgage investment servicing fees for the nine and three months ended September 30, 1997 and $3,000 and $1,000 for the nine and three months ended September 30, 1996, respectively.

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not yet received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners during the nine months ended September 30, 1997 or 1996.

The Partnership owns 50 percent of the outstanding capital stock of two corporations which have not been consolidated in the accompanying financial statements, LCR Development, Inc., ("LCR") and BKS Development Inc., ("BKS"). The balance of outstanding


                             15
capital stock in these corporations is owned by Centennial Mortgage Income Fund II ("CMIF II"), an affiliate. LCR has invested in a joint venture, Silverwood Homes ("Silverwood") which is constructing homes in Lancaster, CA. The Partnership has participated in making several loans to these corporations and this joint venture. Under the equity method of accounting, these loans are a component of the Partnership's investment in LCR and BKS, and therefore, the Partnership has recorded losses by LCR and BKS as a reduction of the carrying value of these loans receivable. The Partnership wrote off its investment and loan receivable from BKS during 1996 when its share of losses equaled its investment and the recovery of any of its investment became unlikely.

The Partnership holds a $1,250,000 unsecured note and holds a 50 percent participation in a $2,115,000 unsecured note, both due from LCR. The Partnership's share of the $2,115,000 note at September 30, 1997 is $1,055,000 and the Partnership had applied $1,055,000, a portion of its of cumulative losses from unconsolidated investees, against the carrying value of the note as of that same date. The Partnership has also applied $1,250,000 of cumulative losses from unconsolidated investees against the carrying value of the $1,250,000 note as of September 30, 1997. The Partnership has not accrued its share of interest on these notes which was approximately $669,000 as of September 30, 1997.

Silverwood began constructing a model home complex at the project in June 1995. Construction commenced in September 1995 on Phase I and February 1997 on Phase II at the project. At September 30, 1997, the Partnership holds a 50 percent participation in three notes, due from Silverwood including a land development loan, a model home loan, a home construction loan secured by Phase I.
The Partnership also holds a 100 percent ownership in a second home construction loan secured by Phase II. The Partnership's disbursed balance of the $3,265,700 development loan at September 30, 1997, is $1,127,000 and the Partnership had applied $347,000, the balance of cumulative losses from unconsolidated investees, against the carrying value of the note as of the same date. The Partnership's disbursed balance of the $490,000 model loan at September 30, 1997 is $239,000. At September 30, 1997 the Partnership's disbursed balance of the $1,034,000 Phase I construction loan is $170,000. At September 30, 1997, the Partnership's disbursed balance of the $870,000 Phase II construction loan is $628,000.

The consolidated balance sheet and statement of operations of LCR
Development, Inc. have not been consolidated in the Partnership's

                             16
financial statements. The Partnership accounts for its investment in the corporation using the equity method. The following represents condensed financial information for LCR at September 30, 1997 and for the nine months ended September 30, 1997:

                       LCR Development, Inc.
                    Consolidated Balance Sheet

                                                 September 30,
  Assets                                             1997
-----------------------------------------------------------------
Cash                                             $     2,000
Restricted cash                                       10,000

Real estate owned, held for investment             6,737,000
Less allowance for losses on
  real estate investments                          4,019,000
-----------------------------------------------------------------
Net real estate owned                              2,718,000

Organization costs                                     1,000
-----------------------------------------------------------------
                                                 $ 2,731,000
=================================================================

  Liabilities and Stockholders' Deficit
-----------------------------------------------------------------
Notes payable to affiliates
  CMIF                                           $ 4,470,000
  CMIF II                                          2,250,000
-----------------------------------------------------------------
                                                   6,720,000

Accounts payable and accrued liabilities               6,000
Interest and taxes payable
  on real property                                 1,276,000
Payable to affiliates                                 29,000
-----------------------------------------------------------------
Total liabilities                                  8,031,000

Stockholders' deficit                             (5,300,000)
-----------------------------------------------------------------
                                                 $ 2,731,000
=================================================================

                             17
                   LCR Development, Inc.
            Consolidated Statement of Operations

                                                Nine months
                                                    ended
                                             September 30, 1997
-----------------------------------------------------------------
Housing sales                                  $   706,000

Cost of housing sales                              725,000
Provision for losses on real estate owned          146,000
Selling and marketing expenses                      95,000
General and administrative expenses                 49,000
-----------------------------------------------------------------
Operating loss                                    (309,000)
Interest incurred                                  418,000
Less interest expense capitalized                 (146,000)
-----------------------------------------------------------------
Net (loss)                                        (581,000)
=================================================================
Interest expense not included
  in share of losses                              (399,000)
-----------------------------------------------------------------
Allocable net loss                             $  (182,000)
=================================================================
Share of loss recorded                         $   (91,000)
=================================================================

In July 1997, the auto retail center in Corona, California was sold by Grand Plaza Auto Retail, Inc. ("Grand Plaza"), a consolidated subsidiary corporation of the Partnership. The Partnership owns an 86.7 percent interest in Grand Plaza with the balance of 13.3 percent owned by Centennial Mortgage Income Fund III ("CMIF III"), an affiliate. Both the Partnership and CMIF III had made loans to Grand Plaza prior to the sale that exceeded the value of the assets held by it. CMIF III's share of these loans had been reduced by its share of Grand Plaza's operating losses, with the net amount having been shown as notes and interest payable to affiliates in the Partnership's financial statements. Grand Plaza realized $929,000 in net cash proceeds from the sale of the property. Grand Plaza charged off $1,665,000 of its $2,600,000 carrying value of the property against its allowance for losses on real estate owned and



                             18
recorded a $6,000 loss on the sale. The net sales proceeds were used to pay a portion of the notes payable by Grand Plaza to the Partnership and CMIF III. CMIF III's share of the proceeds was $123,000. As of September 30, 1997, Grand Plaza's assets had been reduced to only $28,000, all in cash. The Partnership's balance sheet as of September 30, 1997, includes this cash and $3,000 in notes payable to CMIF III which represents CMIF III's share of this cash.

The Partnership owns an interest in BNN Development, Inc., the corporation which owns the 19 acres in Sacramento, California jointly with an affiliated entity, CMIF III. At September 30, 1997, the ownership percentages are 86.25 for the Partnership and
13.75 for CMIF III. The assets and liabilities of this corporation have been consolidated in the accompanying consolidated financial statements. Notes payable and interest payable to affiliates on notes secured by real estate owned includes $468,000 and $452,000 at September 30, 1997 and December 31, 1996, respectively, and the Partnership had cumulatively applied $353,000 and $295,000 of minority interest share of losses from this corporate joint venture against the note payable to affiliates balance as of the same dates. The notes payable to affiliates balance reflects CMIF III's share of a note payable by the corporation to the Partnership and CMIF III. The note bears interest at 15 percent fixed and matures November 1, 1997.
























                             19

(5) NOTES PAYABLE


Notes payable consist of the following:
                                    (dollars in thousands)
                                  September 30,    December 31,
                                       1997          1996
-----------------------------------------------------------------
Note payable secured by
  19 acres in Sacramento, CA
  with interest only payments
  due monthly; interest rate of
  12 percent fixed, maturing
  March 1, 1998                    $   900           $   900

Note payable secured by
  shopping center in
  Upland, CA with interest
  and principal payments due
  monthly of $24,000; interest
  rate of 9.5 percent variable,
  maturing June 1, 2007              2,440             2,455
-----------------------------------------------------------------
  Total notes payable              $ 3,340           $ 3,355
=================================================================


(6) CONTINGENCIES

Unbeknownst to the Partnership, on July 19, 1996, a default was entered against the Partnership for failure to respond to a complaint filed on July 17, 1995 in the San Bernardino Superior Court, entitled Henry Yong Lim et al -vs- Cardinal Security, et al and allegedly served on the Partnership in May 1996. As shown by the proofs of service, the complaint was served on the wrong party in 1996. The Partnership first became aware of its involvement in this lawsuit in September 1997 when it received copies of requests for entry of default judgement totaling $1,005,670.93. The judgements involve damages and injuries allegedly suffered by the plaintiffs as a result of an altercation between the plaintiffs, other third parties and



                             20
security guards employed by the Partnership at its shopping center in Upland, California. The request for judgement names Centennial Mortgage Income Fund Partnership as a defendant in this action. Since the Partnership was never served with the complaint and had no other way of knowing about this action, the Partnership has retained legal counsel to set aside the defaults and any default judgements which may have been entered, due to the lack of proper service and notice. The Partnership has tendered this action to its liability insurance carrier for legal and liability coverage. Management believes that it should be able to successfully have the default judgement set aside and intends to vigorously defend any future actions related to this matter. Management believes that even if the plaintiffs prevail in these actions, the Partnership's insurance coverage and/or the security company's insurance carrier should prevent the Partnership from suffering a material loss from these proceedings.
































                             21
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND  RESULTS OF OPERATIONS.

GENERAL

The Partnership had net losses and losses per limited partnership unit of $(82,000) and $(2.12) for the nine months ended September 30, 1997 and losses of ($1,165,000) and $(30.08) for the nine months ended September 30, 1996. The decrease in losses from September 30, 1996 to September 30, 1997 is primarily the result of a decrease in share of losses in unconsolidated investees.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Partnership had $2,001,000 in cash and interest-bearing deposits. The Partnership had no unfunded loan
commitments to nonaffiliates at September 30, 1997.   Sources of
funds are expected to be from the sale of real estate owned, future operations of real estate owned and payoffs of existing loans. The Partnership funded disbursements on loans to unconsolidated investees and customers during the first nine months of 1997 totaling $773,000 and received payoffs and paydowns on loans totaling $323,000. During the first nine months of 1997, the Partnership received proceeds from the sale of real estate owned of $929,000.

The Partnership's notes payable commitments for the next twelve months consist of interest and principal payments due of approximately $1,226,000. Included in this amount is a $900,000 balloon payment due March 1, 1998. Although the Partnership has been successful in extending this note in the past, it is considering using cash reserves to pay off the note. In addition to the note payable commitments, the Partnership's principal capital requirements include: i) real property taxes and bonds on real estate owned of approximately $135,000 payable during the next twelve months, and ii) selling, general and administrative costs. These commitments are expected to be paid from existing cash balances, future loan payoffs, and the sale of real estate owned.

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

Effective with the third quarter of 1991, the Partnership suspended cash distributions to partners due to a decline in liquidity and the uncertainty of the cash requirements for existing and potential real estate owned. Pursuant to the Partnership Agreement, 60 months after the closing of the offering, cash proceeds from mortgage investments are no longer available for reinvestment by the Partnership. Management believes that current and projected liquidity is sufficient to fund operating expenses and to meet the contractual obligations and cash flow operating requirements of the Partnership. However, although no new mortgage investments shall be made, the general partners expect that the cash proceeds from future mortgage reductions and/or sale of real estate owned could be retained by the Partnership until such time as the Partnership has sufficient cash to fulfill the operating requirements of the real estate owned by the Partnership.

RESULTS OF OPERATIONS

In recent years, most of the nonaffiliated loans have been repaid to the Partnership and interest income on loans to nonaffiliates is no longer a major contributor to the Partnership's revenue. Interest income on loans to nonaffiliates, including fees increased to $89,000 and $34,000 for the nine and three months ended September 30, 1997 from $76,000 and $29,000 for the nine and three months ended September 30, 1996, respectively. The increase in interest income on loans from 1996 to 1997 is due to the receipt of cash basis interest income from loans on nonaccrual.

Interest income on loans to unconsolidated investees, including fees totaled $20,000 and $13,000 for the nine and three months ended September 30, 1997 and $100,000 and $39,000 for the nine and three months ended September 30, 1996, respectively. The decrease for 1997 is due to all but one of the loans to unconsolidated investees being placed on nonaccrual. Interest income on loans to unconsolidated investees represents interest earned on the Silverwood loans.

The outstanding principal balance of loans on nonaccrual at September 30, 1997 totaled $2,267,000 as compared with $3,950,000 at September 30, 1996. Loans on "nonaccrual" refers to loans upon which the Partnership is no longer accruing interest. Management's policy is to cease accruing interest on loans when interest and/or principal repayments become 90 days past due.
Had interest accrued through the first nine months of 1997 and 1996 on the affiliated and nonaffiliated nonacrual loans, interest income would have been approximately $362,000 and $454,000 higher than was actually reported for those periods.

The real estate owned balance at September 30, 1997 and 1996 was $8,760,000 and $11,313,000, respectively.

The following sections entitled Nonaccrual, Nonperforming Loans and Other Loans to Affiliates and Real Estate Owned provide a detailed analysis of these assets.

Nonaccrual, Nonperforming Loans and Other Loans to Affiliates

Loans on nonaccrual and nonperforming status at September 30, 1997 are summarized below:

During 1994, the Partnership renegotiated an equity participation note with an original committed amount of $374,000 secured by a second deed of trust on a 32,431 square foot shopping center in Corona, California. The loan provides for interest due to be payable at loan maturity; however, due to the amount of the senior debt and the decrease in land values, the Partnership has placed the loan on nonaccrual. The principal balance and nonaccrued interest at September 30, 1997 are $314,000 and $135,000 respectively. The Partnership has recorded a $289,000 deferred profit in connection with this loan.

During 1991, the Partnership sold a pad on an existing piece of real estate owned in Corona, California and carried back financing in the amount of $600,000. The Partnership's share of the loan is 77 percent. Due to the loss of the major tenant, the borrower has been unable to make monthly interest payments. Management has worked out a forbearance agreement with the borrower for net cash flow monthly payments. The remaining interest due has been placed on nonaccrual. The principal balance and nonaccrued interest at September 30, 1997 are $461,000 and $132,000, respectively. The Partnership had recorded a $365,000 allowance for losses related to this loan as of September 30, 1997.

During 1989, the Partnership funded a loan with an original committed amount of $343,000 to provide land development financing in Perris, California. The loan matured June 1, 1993 and the borrower was unable to make interest payments or pay off the loan. The Partnership has discontinued negotiations with the borrower to discount the note to facilitate a sale or deed the property to the Partnership due to the depressed value of the property and the amount of the delinquent bonds and taxes. Due to the condition of and the debt on the property, management has not commenced with foreclosure proceedings. Should the property be lost to a tax sale, management has established a $294,000 allowance for losses related to this loan as of September 30, 1997. The principal balance and nonaccrued interest at September 30, 1997 are $294,000 and $196,000, respectively.

During 1994, the Partnership foreclosed on a note secured by a first trust deed on a two-story office building and third trust deed on a residence, all located in Sacramento, California. The two-story office building was sold in January 1995 and the Partnership retained the note secured by the third trust deed. The borrower prepaid interest for one year and since then has been consistently delinquent. The principal, accrued and nonaccrued interest balances at September 30, 1997 are $92,000, $2,000 and $1,000, respectively. The Partnership has recorded a reduction of $81,000 against the principal balance which represents previously nonaccrued interest.

During 1994, the Partnership funded a $1,250,000 unsecured note and a 50 percent participation in a $2,115,000 unsecured note, both representing workout loans and due from LCR, an affiliate. These two loans reflect the majority of the cost basis of single family lots contributed to Silverwood. LCR's only source of repayment of these notes are proceeds from the sale of the fully developed lots. Management has estimated the proceeds for repayment of these two notes to be less than the original principal balance of the loans. As a result, the loans have been placed on nonaccrual. The principal balance and participating principal balance at September 30, 1997 were $1,250,000 and $1,055,000, respectively. The nonaccrued interest balances of these notes as of September 30, 1997 were $367,000 and $302,000, respectively. As discussed in note 4, the Partnership has reduced the carrying value of these notes by $2,305,000, a portion of its share of losses from this unconsolidated investee.

During 1994 and 1995, LCR evaluated various alternative strategies for liquidating its investment in the 179 lots in Lancaster. During 1994, LCR determined that its best course of action appeared to be the full-scale buildout and sale of single-family homes since the market for finished lots had fallen so significantly. LCR obtained construction financing commitments from CMIF and the Partnership and entered into a joint venture agreement entitled Silverwood with Home Devco to construct and sell single-family homes at the project. The joint venture began constructing a model home complex at the project in June 1995. Construction commenced in September 1995 on Phase I and February 1997 on Phase II at the project. At September 30, 1997, the Partnership holds a 50 percent participation in three notes and a 100 percent ownership in a fourth note due from Silverwood consisting of a land development loan, a model home loan and two home construction loans with a combined disbursed balance of $2,165,000. The Partnership's disbursed balance of the $3,265,700 development loan at September 30, 1997 is $1,127,000. The Partnership had applied $347,000 of cumulative losses from unconsolidated investees against the carrying value of the note as of the same date. The Partnership's disbursed balance of the $490,000 model loan at September 30, 1997 is $239,000. The Partnership's disbursed balance of the $1,034,000 Phase I construction loan at September 30, 1997 is $170,000. The Partnership's disbursed balance of the $870,000 Phase II construction loan at September 30, 1997 is $628,000.

Sales volumes of new homes in the Lancaster area have continued to decline since 1995 while sales prices have remained relatively flat and construction costs have increased. This has caused a further decline in the value of finished lots and a reduction in the anticipated net proceeds the Partnership expects to realize from the buildout of homes at the project. Additionally, Silverwood closed escrow on only eight homes as of the date of this report, far less than originally anticipated. As a result of these factors, LCR has recorded a $4,019,000 allowance for losses on real estate investments.

Real Estate Owned

A description of the Partnership's principal real estate owned and loan classified as insubstance foreclosure follows:

Shopping Center in Upland, California

During the third quarter of 1988, the Partnership foreclosed on a loan secured by this project. The Partnership originally committed $5,600,000 for the rehabilitation of a 33,327 square foot retail center and construction of an automotive service facility in Upland, California. Cost overruns and construction delays prevented the borrower from selling the project and thereby performing on the loan. The property generated net operating income before debt service of $411,000 during the first nine months of 1997. However, property taxes were approximately $32,000 lower than 1996 due to a refund and retroactive reduction in assessments which were recorded during the nine months ended September 30, 1997. The property's net carrying value before allowance for possible losses was $4,628,000 at September 30, 1997. The property is currently 98 percent leased. The property is encumbered by a note of $2,440,000, secured by a first trust deed on the property. The Partnership is marketing this property for sale. The Partnership had recorded a $921,000 allowance for losses related to this property as of September 30, 1997.


19 Acres in Sacramento, California

During the third quarter of 1991, the Partnership took a deed in lieu of foreclosure on a second trust deed secured by 19 acres of undeveloped land in Sacramento, California. The property is encumbered by a $900,000, 12 percent fixed interest rate note payable secured by a first trust deed on the property. The note requires monthly interest-only payments, and the balance is due March 1, 1998. The Partnership continues to finalize the entitlement processing, flood issues and provide for utility services for the property. As these issues are finalized and the demand for development land in the area returns, the Partnership intends to list the property for sale. At September 30, 1997, the carrying value before allowance for possible losses of this asset was $2,822,000 and the Partnership had recorded a $1,134,000 allowance for losses related to this project.

Auto Retail Center in Corona, California

During 1988, the Partnership funded a loan with an original committed amount of $3,313,000 for the purpose of constructing a 39,185 square foot auto retail center in Corona, California. The loan matured on September 1, 1989. The borrower defaulted under a forbearance agreement, and the Partnership filed a notice of default on December 14, 1990. The borrower filed for bankruptcy on February 15, 1991. A pad was sold during April 1991 resulting in the Partnership receiving a net paydown of $249,000. The Partnership provided financing to the purchaser. The Partnership took a grant deed on the property through the Bankruptcy Courts in December 1991. During the second quarter of 1997, the property was placed in escrow for a purchase price of $1,000,000. Escrow closed during July with net proceeds received of $929,000.

5 Condominiums in Oxnard, California

During 1990, the Partnership funded a loan secured by a first trust deed with an original committed amount of $3,000,000 for the construction of 12 condominiums in Oxnard, California. The Partnership has recorded an insubstance foreclosure on these 12 condominiums. The borrower signed over control to the second trust deed holder in December 1992, the second trust deed holder, an affiliate, abandoned the property and the Partnership now controls the property and receives 100 percent of all sales proceeds net of selling costs. The condominiums are located adjacent to the beach. The values of beach front property have been hard hit in the local market due to the excess supply of this type of property. As of September 30, 1997, the Partnership had sold seven condominiums and is attempting to sell the remaining units. During the fourth quarter, escrow was opened on one of the units, however, there is no assurance that the escrow will actually close. The carrying value before allowance for possible losses at September 30, 1997 is $1,310,000 and the Partnership had recorded a $381,000 allowance for losses related to this project.

INTEREST ON INTEREST-BEARING DEPOSITS

Interest earned on interest-bearing deposits totaled $53,000 and $16,000 for the nine and three months ended September 30, 1997 and $71,000 and $23,000 for the nine and three months ended September 30, 1996, respectively. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. The decrease in income on interest-bearing deposits is principally due to decreased average cash balances for the nine months ended September 30, 1997.

INCOME FROM OPERATIONS OF REAL ESTATE OWNED

Income from operations of real estate owned consists of operating revenues of $597,000 and $161,000 for the nine and three months ended September 30, 1997 and $584,000 and $190,000 for the nine and three months ended September 30, 1996, respectively. These revenues are from the Upland shopping center and the auto retail center in Corona. The increase for 1997 is due to rent received from an additional tenant beginning the third quarter of 1996 at the Upland shopping center.

PROVISION FOR POSSIBLE LOSSES

There was no provision for possible losses for the nine and three months ended September 30, 1997. The provision for losses for both the nine and three months ended September 30, 1996 was $200,000 and related to the single-family development project owned by LCR. LCR recorded this reserve at year end 1996 and the Partnership reversed this provision. The provision for possible losses results from the change in the allowance for possible losses and the allowance for possible losses on real estate owned net of charge-offs, if any. Management believes that the allowance for possible losses at September 30, 1997 is adequate to absorb the known and inherent risk in the Partnership's loan and real estate owned portfolio.

SHARE OF LOSSES IN UNCONSOLIDATED INVESTEES

The Partnership has invested in corporations in which it has less than a majority ownership and accounts for these investments using the equity method. The Partnership's share of provision for losses recorded by unconsolidated investees was $515,000 and $165,000 for the nine and three months ended September 30, 1996. There was no share of provision for losses recorded by unconsolidated investees for the nine and three months ended September 30, 1997. The Partnership's share of other losses recorded by unconsolidated investees was $91,000 and $37,000 for the nine and three months ended September 30, 1997 and $341,000 and $104,000 for the nine and three months ended September 30, 1996, respectively. The share of other losses during 1996 consists primarily of interest expense related to the 283 acres in Bakersfield owned by BKS and marketing and administrative expenses incurred by LCR. The decrease for 1997 is due to the write off of the 283 acres in Bakersfield owned by BKS during 1996 and no share of provision for losses recorded by unconsolidated investees in 1997.

OTHER EXPENSES

Operating expenses from operations of real estate owned were $114,000 and $48,000 for the nine and three months ended September 30, 1997 and $201,000 and $59,000 for the nine and three months ended September 30, 1996, respectively. The expenses were associated with the Upland shopping center and the auto retail center in Corona. The decrease for 1997 is due to asphalt and roofing expenses for 1996 which were not required in 1997 and a tax refund received by the Upland shopping center and the auto retail center in Corona.

Operating expenses from operations of real estate owned paid to affiliates were $31,000 and $8,000 for the nine and three months ended September 30, 1997 and $43,000 and $14,000 for the nine and three months ended September 30, 1996, respectively. The operating expenses consist of property management fees paid to affiliates of the general partners. The decrease for 1997 is due to a decrease in fees paid by the auto retail center in Corona.

Expenses associated with non-operating real estate owned were $114,000 and $39,000 for the nine and three months ended September 30, 1997 and $182,000 and $49,000 for the nine and three months ended September 30, 1996, respectively. The expenses relate to the 19 acres in Sacramento, the condominiums in Oxnard, time shares in Oxnard and the 23 acres in Riverside. The decrease for the nine and three months ended September 30, 1997 is due to a decrease in costs associated with the condominiums in Oxnard, a decrease in property tax expenses and a decrease in costs associated with the time shares.

Depreciation and amortization expense was $10,000 and $3,000 for the nine and three months ended September 30, 1997 and $14,000 and $7,000 for the nine and three months ended September 30, 1996, respectively, related to leasehold improvements at the Upland shopping center and furniture and fixtures of the Partnership.

Interest expense was $293,000 and $93,000 for the nine and three months ended September 30, 1997 and $357,000 and $122,000 for the nine and three months ended September 30, 1996, respectively.
The interest expense during 1997 and 1996 relates to the Upland shopping center, the 19 acres in Sacramento, California and the Partnership's share of interest payable to affiliates on the auto retail center in Corona. The decrease for 1997 is due to the loan secured by the auto retail center in Corona being placed on nonaccrual in 1997.

General and administrative expenses, affiliates totaled $156,000 and $49,000 for the nine and three months ended September 30, 1997 and $170,000 and $50,000 for the nine and three months ended September 30, 1996, respectively. These expenses are primarily salary allocation reimbursements paid to affiliates. The decrease for 1997 is due to a decrease in allocation percentages and a decrease in staffing.

General and administrative expenses, nonaffiliates totaled $84,000 and $29,000 for the nine and three months ended September 30, 1997 and $76,000 and $21,000 for the nine and three months ended September 30, 1996, respectively. These expenses consist of other costs associated with the administration of the Partnership. The increase for 1997 is primarily due to an increase in legal costs for the Upland shopping center related to the refinance of the note secured by the first trust deed.

Mortgage investment servicing fees totaled $3,000 and $1,000 for the nine and three months ended September 30, 1997 and $3,000 and $1,000 for the nine and three months ended September 30, 1996, respectively. This consists of fees paid to Centennial Corporation for servicing the Partnership's loan portfolio.















                           PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

         Unbeknownst to the Partnership, on July 19, 1996, a default was entered against the Partnership for failure to respond to a complaint filed on July 17, 1995 in the San Bernardino Superior Court, entitled Henry Yong Lim et al -vs-Cardinal Security, et al and allegedly served on the Partnership in May 1996. As shown by the proofs of service, the complaint was served on the wrong party in 1996. The Partnership first became aware of its involvement in this lawsuit in September 1997 when it received copies of requests for entry of default judgement totaling $1,005,670.93. The judgements involve damages and injuries allegedly suffered by the plaintiffs as a result of an altercation between the plaintiffs, other third parties and security guards employed by the Partnership at its shopping center in Upland, California. The request for judgement names Centennial Mortgage Income Fund Partnership as a defendant in this action. Since the Partnership was never served with the complaint and had no other way of knowing about this action, the Partnership has retained legal counsel to set aside the defaults and any default judgements which may have been entered, due to the lack of proper service and notice. The Partnership has tendered this action to its liability insurance carrier for legal and liability coverage. Management believes that it should be able to successfully have the default judgement set aside and intends to vigorously defend any future actions related to this matter. Management believes that even if the plaintiffs prevail in these actions, the Partnership's insurance coverage and/or the security company's insurance carrier should prevent the Partnership from suffering a material loss from these proceedings.


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


CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
A California Limited Partnership


By:/s/John B. Joseph
_________________________________
John B. Joseph
General Partner                               November 14, 1997


By:/s/Ronald R. White
_________________________________
Ronald R. White
General Partner                               November 14, 1997


By:  CENTENNIAL CORPORATION
     General Partner


/s/Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer                       November 14, 1997