Form 10-K
period 1997-12-31
CENTENNIAL MORTGAGE INCOME FUND
filed 1998-03-31
CIK 736980

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1997
                               or

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

                          YES  X     NO
            This report includes a total of 951 pages.













































                             PART I

ITEM 1. BUSINESS.

(a)  General Development of the Business

Centennial Mortgage Income Fund (the "Partnership"), a California Limited Partnership, was organized on December 13, 1983. The Partnership's registration statement became effective June 8, 1984. The general partners are John B. Joseph, Ronald R. White and Centennial Corporation ("CC"), a privately-held corporation whose stock is owned by affiliates of Ronald R. White and John B. Joseph.

Beginning in the fourth quarter of 1985, the Partnership ceased accepting capital contributions and entered its operating stage of business. During the fourth quarter of 1990, 60 months after the closing of its offering stage, the Partnership ceased making new loans and entered the repayment stage as required by the Partnership Agreement. For additional information, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Due to the long term recession and falling real estate market values in California during the early 1990's, many of the Partnership's loans became delinquent and management of the Partnership elected to foreclose, thereby increasing real estate owned balances. As a result, the Partnership became a direct investor in this real estate. The Partnership has managed its operating properties and completed certain development processes on its raw land over the last several years in an effort to make this real estate more marketable.

Real estate owned by the Partnership reached a peak at December 31, 1993 when its total carrying value, before allowance for possible losses, reached $21,394,000. The real estate owned balance before allowance for possible losses then decreased to $13,820,000 at December 31, 1994 and decreased again to $12,349,000 at year end 1995. Real estate owned decreased again to $11,360,000 as of December 31, 1996 and $8,490,000 as of
December 31, 1997. As of December 31, 1997, the Partnership had established a $2,354,000 allowance for possible losses on its real estate owned.

Subsequent to December 31, 1997, the Partnership has received $630,000 from the payoff of real estate loans receivable and has received approximately $763,000 from the sale of its 4 condominiums in Oxnard, California. Additionally, subsequent to December 31, 1997, the Partnership's unconsolidated subsidiary, LCR Development, Inc. ("LCR") has entered into purchase and sale agreements to sell its remaining undeveloped lots and several of its remaining homes. Three of these homes had closed escrow as of March 25, 1998 and the Partnership received approximately $346,000 in loan repayments from the net proceeds of such sales.

As a result of the transactions discussed above for which payoffs have been received and escrows have closed, the Partnership's cash and cash equivalents balance had increased from $1.0 million as of December 31, 1997 to approximately $2.8 million as of March 25, 1998.

The pending LCR transaction is still subject to numerous contingencies and there can be no assurance that it will ultimately close escrow.

The Partnership has identified and evaluated the impact on its operating and application software and products of the problems and uncertainties related to the year 2000. The Partnership has implemented a plan to address the issues and expects to resolve year 2000 compliance issues primarily through replacement and normal upgrades of its software and products, the cost of which replacements and upgrades are not considered material. Compliance is expected to be achieved during 1998 and/or early 1999. However, there can be no assurance that such replacements and upgrades can be completed on schedule.




Cautionary Statements Regarding Forward-Looking Information

The Partnership wishes to caution readers that the forward-looking statements contained in this Form 10-K under "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K involve known and unknown risks and uncertainties which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by any forward-looking statements made by or on behalf of the Partnership. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Partnership is filing the following cautionary statements identifying important factors that in some cases have affected, and in the future could cause the Partnership's actual results to differ materially from those expressed in any such forward-looking statements.

The factors that could cause the Partnership's results to differ materially include, but are not limited to, general economic and business conditions, including interest rate fluctuations; the impact of competitive products and pricing; success of operating initiatives; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; the results of financing efforts; business abilities and judgment of personnel; availability of qualified personnel; employee benefit costs and changes in, or the failure to comply with government regulations.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY.

No properties or facilities are owned or leased by the Partnership other than real estate owned which was obtained through foreclosure of real estate loans receivable, as described in notes 5 and 6 of Notes to Consolidated Financial Statements.









ITEM 3. LEGAL PROCEEDINGS.

Unbeknownst to the Partnership, on July 19, 1996, a default was entered against the Partnership for failure to respond to a complaint filed on July 17, 1995 in the San Bernardino Superior Court, entitled Henry Yong Lim et al -vs- Cardinal Security, et al and allegedly served on the Partnership in May 1996. As shown by the proofs of service, the complaint was served on the wrong party in 1996. The Partnership first became aware of its involvement in this lawsuit in September 1997 when it received copies of requests for entry of default judgement totaling approximately $1,000,000. The judgements involved damages and injuries allegedly suffered by the plaintiffs as a result of an altercation between the plaintiffs, other third parties and security guards employed by the Partnership at its shopping center in Upland, California. The request for judgement names Centennial Mortgage Income Fund Partnership as a defendant in this action. Since the Partnership was never served with the complaint and had no other way of knowing about this action, the Partnership has retained legal counsel to set aside the defaults and any default judgements which may have been entered, due to the lack of proper service and notice. The Partnership has tendered this action to its liability insurance carrier for legal and liability coverage. The default judgement has been set aside and the plaintiff's have appealed. Management intends to vigorously defend any future actions related to this matter. Management believes that even if the plaintiff's prevail in these actions, the Partnership's insurance coverage and/or the security company's insurance carrier should prevent the Partnership from suffering a material loss from these proceedings.

There are no other material pending legal proceedings other than ordinary routine litigation incidental to the registrant's business.

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

(b)  Approximate Number of Holders of Limited Partnership Units

As of December 31, 1997, there were approximately 5,470 holders of limited partnership units.

(c)  Partnership Distributions

No distributions were declared or paid by the Partnership during the three year period ended December 31, 1997.

Management intends to distribute cash flow available for distribution (as defined in the Partnership Agreement), if any, on a periodic basis as substantial cash balances are accumulated from property sales and/or loan payoffs. Distributions may vary in amount and may be suspended at such time as the Partnership requires working capital, or at any time that the general partners, in their sole discretion, determine it to be in the best interest of the Partnership. Subsequent to December 31, 1997, the general partners determined that the Partnership would make a distribution prior to the end of July 1998. The amount of the distribution should be at least $2,000,000 or $51 per limited partner unit, however, the exact amount of such distribution is still undetermined due to the pending transactions discussed in
ITEM 1 above. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.













ITEM 6.  SELECTED FINANCIAL DATA.

                       (dollars in thousands, except per unit data)
                                        Years ended
--------------------------------------------------------------------------------
----------
                     12/31/97       12/31/96       12/31/95       12/31/94
12/31/93
--------------------------------------------------------------------------------
----------

Consolidated Statement
  of Operations Data:

Total revenue........  $    991     $   1,105      $  1,159       $  1,096
$  1,246
Net income (loss)..         123        (2,514)       (2,776)        (1,286)
(5,968)
Net income (loss)
  per limited
  partnership unit
   basic and diluted.      3.18        (64.91)       (71.68)        (33.21)
(154.10)

Consolidated Balance
  Sheet Data:

Total loans before
  allowance for losses    3,847         3,297         4,793          6,641
3,489
Total real estate owned
  before allowance
  for losses              8,490        11,360        12,349         13,820
21,394
Total assets.........    10,397        11,394        14,842         17,688
20,927
Partners' equity.....     7,555         7,432         9,946         12,722
14,008

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND  RESULTS OF OPERATIONS.

General

Net income (loss) and income (loss) per limited partnership unit were $123,000 and $3.18 for the year ended December 31, 1997 as compared to $(2,514,000) and $(64.91) for the year ended December 31, 1996 and $(2,776,000) and $(71.68) for the year ended
December 31, 1995. The improved profitability in 1997 is primarily attributable to a significant decrease in losses from unconsolidated investees, a recovery of previously recorded provision for losses and improved profitability of operating properties. A detailed discussion of the significant changes in each component of revenue and expense for each of the years in the three year period ended December 31, 1997 is included in the following paragraphs.

Liquidity and Capital Resources

At December 31, 1997, the Partnership had $1,018,000 in cash and interest bearing deposits. During the year ended December 31, 1997, the Partnership's principal sources of cash were;
i)$1,118,000 in proceeds from the sale of real estate owned;
ii)$545,000 in net operating income from operating properties;
iii)$331,000 in principal reductions on loans receivable from affiliates (LCR); iv)$159,000 in interest income on loans; and
v)$72,000 in interest income on interest bearing deposits. The Partnership's principal uses of cash during the year ended December 31, 1997 were: i)$1,066,000 in principal payments on notes payable; ii)$970,000 in advances on loans made to LCR;
iii)$356,000 in interest payments; iv)$306,000 in general and administrative costs; and v)$162,000 in expenses associated with non-operating properties (principally real estate taxes).

Subsequent to December 31, 1997, the Partnership has received $630,000 from the payoff of real estate loans receivable and has received approximately $763,000 from the sale of its 4 condominiums in Oxnard, California. Additionally, subsequent to December 31, 1997, the Partnership's unconsolidated subsidiary, LCR has entered into purchase and sale agreements to sell its remaining undeveloped lots and several of its remaining homes. Three of these homes had closed escrow as of March 25, 1998 and the Partnership received approximately $346,000 on loan repayments from the net proceeds of such sales.





As a result of the transactions discussed above for which payoffs have been received and escrows have closed, the Partnership's cash and cash equivalents balance had increased from $1.0 million as of December 31, 1997 to approximately $2.8 million as of March 25, 1998.

The additional pending transactions are still subject to numerous contingencies and there can be no assurance that they will ultimately close escrow.

Additional sources of funds are future operations of real estate owned, sale of remaining real estate with a net carrying value of approximately $5.4 million and payoffs of remaining loans.

The Partnership had no unfunded loan commitments to nonaffiliates at December 31, 1997. The Partnership's notes payable commitments for 1998 consist of interest and principal payments due of approximately $288,000. In addition to the note payable commitments, the Partnership's principal capital requirements include: i) real property taxes and bonds on real estate owned of approximately $142,000 payable in 1998, and ii) selling, general and administrative costs. These commitments are expected to be paid from existing cash balances, future loan payoffs, and the sale of real estate owned.

The Partnership is continuously evaluating various alternative strategies for liquidating its real estate assets. These alternative strategies include the potential joint venture and/or build out of certain of the Partnership's properties in order to increase their marketability and maximize the return to the limited partners. In the event the Partnership decides to implement some of these strategies, it may require the reinvestment of proceeds received from the payoff of existing loans and/or the sale of other real estate assets. The decision to invest additional cash in existing assets will only be made if, based on management's best judgment at the time, there is a clear indication that such investment will generate a greater return to the limited partners than any other strategies
available to the Partnership.   During 1995, the Partnership,
through its 50 percent owned corporation, LCR, entered into a joint venture agreement with Home Devco, Inc. ("Home Devco"), an affiliated entity, entitled Silverwood Homes ("Silverwood").For further information see note 5 of Notes to Consolidated
Financial Statements.

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

Management believes that current and projected liquidity is sufficient to fund operating expenses and to meet the contractual obligations and cash flow operating requirements of the Partnership. Until recently, the general partners believed that the cash proceeds from mortgage reductions and the sale of real estate owned should be retained by the Partnership until such time as it was assured that it had sufficient cash to fulfill any potential operating requirements. Due to the substantial real estate and loan receivable balances, these potential operating costs were considered to be very significant. Based upon recent developments, the general partners have determined that the Partnership will make a distribution to its limited partners by the end of July 1998. The amount of this distribution is still undetermined due to the uncertainty of the pending escrows discussed above, but should be at least $2,000,000 or $51 per limited partner unit.

Results of Operations

Management has noted that the long-term downturn in the real estate industry in California has not only stabilized, it has improved considerably in many sectors of the market. The improving real estate markets were a significant factor in the increased profitability of the Partnership during 1997.

Interest income on loans to affiliates, including fees was $37,000 for 1997, $100,000 for 1996, and $41,000 for 1995. This
income is related to the Silverwood joint venture which is constructing homes in Lancaster, California. The real estate market in Lancaster has not seen the improvement that many other areas in California have. As a result, the Partnership placed certain of its loans to Silverwood on a nonaccrual status during 1996, thus decreasing interest income during the latter half of 1996 and all of 1997. The increase from 1995 to 1996 resulted from increasing loan balances to Silverwood.












The Partnership has begun to receive increased payments on several of the Partnership's loans to nonaffiliates which had been converted into nonperforming loans. As a result, interest income on loans to nonaffiliates, including fees, increased from $78,000 during the year ended December 31, 1995 to $100,000 during the year ended December 31, 1996, and increased again to $122,000 during the year ended December 31, 1997. Management believes that the increases in payments are directly attributable to the improving real estate market in California.

Loans on "nonaccrual" refers to loans upon which the Partnership is no longer accruing interest. Management's policy is to cease accruing interest on loans when collection of interest and/or principal payments has become doubtful. Loans to affiliates and nonaffiliates on nonaccrual status amounted to $2,313,000, $2,597,000, and $3,412,000 as of December 31, 1997, 1996 and
1995, respectively. Had all accrued interest been recorded throughout 1997, 1996 and 1995 on the affiliated and nonaffiliated nonaccrual loans, interest income would have increased by $483,000, $261,000, and $646,000, respectively, for those periods.

Real estate loans receivable, earning is comprised of four loans totaling $782,000 as of December 31, 1997 that are performing. However, three of the loans totaling $692,000 were classified as impaired. These three loans had been restructured and had been offset by a $31,000 allowance for losses as of the end of 1997. Two of these notes were repaid subsequent to December 31, 1997 and the Partnership received $630,000 in net cash from these repayments. During 1997,the Partnership reversed $268,000 in allowances for losses that had been recorded in prior years against these repaid loans.

Real estate loans receivable, nonearning is comprised of four past due or renegotiated loans totaling $1,072,000 as of December 31, 1997. These loans are offset by $973,000 in deferred profit and allowance for possible losses. Most of the borrowers have little or no equity in the underlying collateral for the loans and as a result, these loans effectively represent an investment in the real estate held as collateral. Therefore, these loans are carried on the balance sheet at the fair value of the collateral or have been fully reserved.

Real estate loans receivable from unconsolidated investees, earning and nonearning represent loans to LCR, an unconsolidated corporation 50 percent owned by the Partnership, and loans to Silverwood homes, a subsidiary of LCR.



The real estate owned balance before allowance for possible losses at December 31, 1997, 1996 and 1995 was $8,490,000,
$11,360,000, and $12,349,000, respectively. The balance at December 31, 1997 is comprised of three properties and is offset by a $2,354,000 allowance for possible losses. One of these three properties was sold subsequent to December 31, 1997 and the Partnership received approximately $763,000 in net cash proceeds from the sale.

The following sections entitled "Nonaccrual, Nonperforming Loans and Other Loans to Affiliates" and "Real Estate Owned" provide a detailed analysis of these assets.

Nonaccrual, Nonperforming Loans and Other Loans to Affiliates

Loans on nonaccrual status during the year ended December 31, 1997 are summarized below:

During 1994, the Partnership renegotiated an equity participation note with an original committed amount of $374,000 secured by a second deed of trust on a 32,431 square foot shopping center in Corona, California. The loan provides for interest due to be payable at loan maturity; however, due to the amount of the senior debt and the decrease in land values, the Partnership has placed the loan on nonaccrual. The principal balance and nonaccrued interest at December 31, 1997 were $376,000 and $144,000 respectively. The Partnership has recorded a reduction of $62,000 against the $376,000 principal balance which represents previously nonaccrued interest and has also recorded a $289,000 deferred profit in connection with this loan. Additionally, due to the recent operating history of the property and the large lien on the property which is senior to the Partnership's note, an allowance for possible losses of $25,000 has also been recorded against this note.

During 1991, the Partnership sold a pad on an existing piece of real estate owned in Corona, California and carried back financing in the amount of $600,000. The Partnership's share of the loan is 77 percent. Due to the loss of a major tenant, the borrower has been unable to make full monthly interest payments in accordance with the original note terms. Management has worked out a forbearance agreement with the borrower for payments equal to the net cash flow from the property. The remaining interest due has been placed on nonaccrual. The Partnerhip's share of the principal balance and nonaccrued interest at December 31, 1997 were $461,000, and $142,000, respectively.
The Partnership has recorded a $365,000 allowance for possible losses against this note.


During 1989, the Partnership funded a loan with an original committed amount of $343,000 to provide land development financing in Perris, California. The loan matured June 1, 1993 and the borrower was unable to make interest payments or pay off the loan. Given the depressed value of the property and the amount of the delinquent bonds and taxes, the Partnership has elected to not foreclose on this property and has established an allowance for losses of $294,000, to fully reserve the carrying value of the note. The principal balance and nonaccrued interest at December 31, 1997 are $294,000 and $208,000, respectively.

During 1994, the Partnership funded a $1,250,000 unsecured note and a 50 percent participation in a $2,115,000 unsecured note, both representing workout loans and due from LCR. These two loans reflect the majority of the cost basis of 179 residential lots which LCR contributed to Silverwood. LCR's only source of repayment of these notes is the excess, if any, of proceeds from the sale of the fully developed lots over the amount of secured debt. Due to the continuing decline in value of the lots, management does not expect that either of these notes will ever be repaid. As a result, the loans have been placed on nonaccrual. As of December 31, 1997, the principal balance and nonaccrued interest balances of the $1,250,000 note were $1,250,000 and $392,000, respectively. The Partnership's share of the principal and nonaccrued balances of the $2,115,000 note as of the same date were $1,055,000 and $323,000, respectively. As discussed in note 5 of Notes to Consolidated Financial Statements, the Partnership has reduced the carrying value of these notes by $2,305,000, a portion of its share of losses from this unconsolidated investee.

During 1994 and 1995, LCR had evaluated various alternative strategies for liquidating its investment in the 179 lots in Lancaster. During 1995, LCR determined that its best course of action appeared to be the full-scale buildout and sale of single-family homes since the market for finished lots had fallen so significantly. LCR obtained construction financing commitments from the Partnership and Centennial Mortgage Income Fund II ("CMIF II"), an affiliate. LCR entered into a joint venture agreement entitled Silverwood with Home Devco to construct and sell single-family homes at the project.

Silverwood began constructing a model home complex at the project in June 1995. Construction commenced in September 1995 on Phase I at the project. Construction of Phase II of the project was commenced in February 1997. At December 31, 1997, the Partnership holds a 50 percent participation in three notes and a 100 percent interest in a fourth note due from Silverwood consisting of a land development loan, a model home loan and two home construction loans with a combined disbursed balance of $2,374,000. The Partnership's disbursed balance of the $3,266,000 development loan at December 31, 1997 was $1,212,000. The Partnership's disbursed balance of the $490,000 model loan at December 31, 1997 was $239,000. At December 31, 1997, the Partnership's disbursed balance of the $1,034,000 Phase I construction loan was $171,000. At December 31, 1997 the Partnership's disbursed balance of the $870,000 Phase II construction loan was $752,000. As discussed in note 5 of Notes to Consolidated Financial Statements, the Partnership had reduced the carrying value of the land development loan by $381,000, the remainder of its share of losses in unconsolidated investees.

Sales volumes of new homes in the Lancaster area have continued to remain sluggish since 1995 while sales prices have remained relatively flat and construction costs have increased. This has caused a further decline in the value of finished lots and a reduction in the anticipated net proceeds the Partnership expects it might realize from the buildout of homes at the project. Additionally, Silverwood closed escrow on only two homes during 1996 and seven homes in 1997, far less than originally anticipated. As a result of these factors, LCR recorded a $207,000, $2,516,000 and $1,077,000 provision for losses on real estate investments during 1997, 1996 and 1995, respectively. Subsequent to December 31, 1997, Silverwood has closed escrow on three more homes in Phase II and has placed two more homes in escrow. Additionally, Silverwood has entered into a purchase and sale agreement to sell the 157 remaining undeveloped lots and intends to cease its homebuilding activities.

Real Estate Owned

A description of the Partnership's principal real estate owned and loan classified as insubstance foreclosure during the year ended December 31, 1997 follows:

Shopping Center in Upland, California

During the third quarter of 1988, the Partnership foreclosed on a loan secured by this project. The Partnership originally committed $5,600,000 for the rehabilitation of a 33,327 square foot retail center and construction of an automotive service facility in Upland, California. Cost overruns and construction delays prevented the borrower from selling the project and thereby performing on the loan. The property's carrying value before allowance for possible losses was $4,628,000 at December 31, 1997. The property is encumbered by a note of $2,421,000, secured by a first trust deed on the property. The Partnership oversees the management and leasing of the property which is currently 96 percent leased.
The Partnership had recorded a $921,000 allowance for losses related to this property as of December 31, 1997. The property generated approximately $506,000 and $431,000 in net operating income before debt service during 1997 and 1996, respectively.

19 Acres in Sacramento, California

During the third quarter of 1991, the Partnership took a deed in lieu of foreclosure on a second trust deed secured by 19 acres of undeveloped land in Sacramento, California. The property is located in the North Natomas area and is zoned for light-industrial commercial use. The property was encumbered by a $900,000, 12 percent fixed interest rate note payable secured by a first trust deed on the property which was repaid in December 1997. The Partnership continues to finalize the entitlement processing, flood issues and provide for utility services for the property. As these issues are finalized and the demand for development land in the area returns, the Partnership intends to list the property for sale. At December 31, 1997, the carrying value before allowance for possible losses of this asset was $2,822,000 and the Partnership had recorded a $1,134,000 allowance for losses related to this project.

Auto Retail Center in Corona, California

During 1988, the Partnership funded a loan with an original committed amount of $3,313,000 for the purpose of constructing a 39,185 square foot auto/retail center in Corona, California. The loan matured on September 1, 1989. The borrower defaulted under a forbearance agreement, and the Partnership filed a notice of default on December 14, 1990. The borrower filed for bankruptcy on February 15, 1991. A pad was sold during April 1991 resulting in the Partnership receiving a net paydown of $249,000. The Partnership provided financing to the purchaser. The Partnership took a grant deed on the property through the Bankruptcy Courts in December 1991. The property was sold for $1,000,000 in July 1997 and the Partnership realized $935,000 in net cash proceeds from the sale.

4 Condominiums in Oxnard, California

During 1990, the Partnership funded a loan secured by a first trust deed with an original committed amount of $3,000,000 for the construction of 12 condominiums in Oxnard, California. The borrower signed over control to the second trust deed holder in December 1992 and the second trust deed holder, an affiliate, abandoned the property. The Partnership now controls the property and receives 100 percent of all sales proceeds net of selling costs. As a result, the Partnership recorded an insubstance foreclosure on these 12 condominiums. During 1997, the Partnership sold one condominium, bringing the cumulative sales total to eight units. The Partnership recorded a $1,000 gain on the 1997 sale. The remaining four units were sold and closed escrow subsequent to December 31, 1997. The sales subsequent to December 31, 1997 generated approximately $763,000 in net cash proceeds to the Partnership. The carrying value before allowance for possible losses at December 31, 1997 was $1,040,000 and the Partnership had recorded a $299,000 allowance for losses related to this project as of the same date.

Interest on Interest-Bearing Deposits

Interest earned on interest-bearing deposits was $72,000 in 1997, $85,000 in 1996 and $102,000 in 1995. The decrease in interest on interest-bearing deposits in 1997 and 1996 is principally due to a decrease in average cash balances. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits.

Income from Operations of Real Estate Owned

Income from operations of real estate owned for 1997, 1996 and 1995 consists of operating revenues of $755,000, $780,000, and $784,000, respectively. These revenues were primarily from the Upland Shopping Center and the auto retail center in Corona. The decrease in 1997 can be attributed to the sale of the auto retail center in July 1997.

Provision for Possible Losses

The provision for (recovery of) possible losses was $(268,000)in 1997, $40,000 in 1996 and $836,000 in 1995. The 1997 recovery related to two loans secured by a mini-storage facility in Citrus Heights, California that were repaid in January 1998. The 1996 expense was primarily attributable to increased provisions on the 19 acres in Sacramento, the loan secured by the auto center in San Bernardino and the auto retail center in Corona which were partially offset by a reduction in the provision on the Upland Shopping Center. The 1995 provision relates primarily to the auto retail center in Corona, California and the Upland Foothill Shopping Center.

Management believes that the allowance for possible losses at December 31, 1997 is adequate to absorb the known risks in the Partnership's loan and real estate owned portfolios, including losses on pending sales and possible foreclosures.




Other Expenses

The Partnership has invested in corporations in which it has less than a majority ownership and accounts for these investments using the equity method. The Partnership's share of losses in these unconsolidated investees was $125,000 for 1997, $2,304,000 for 1996 and $1,803,000 for 1995. The 1997 share of losses consists primarily of operating losses from the sale of homes recorded by LCR. The 1996 share of losses consists primarily of provisions for losses on real estate investments recorded by LCR and BKS Development Inc. ("BKS") related to the 179 lots in Lancaster and the 283 acres owned by BKS in Bakersfield. The 1996 losses also included additional costs related to the sale of homes in Lancaster. The 1995 share of losses consists primarily of provisions for losses on real estate investments related to the 179 lots in Lancaster and the 283 acres in Bakersfield. The Partnership had written off its investment in BKS completely during 1996 and its remaining net carrying value of its investment in LCR had been reduced to $1,993,000 as of December 31, 1997.

Operating expenses from operations of real estate owned were $168,000 for 1997, $259,000 for 1996 and $265,000 for 1995.
These expenses were associated with the auto retail center in Corona and the Upland Shopping Center. The decrease in 1997 is principally attributable to the sale of the auto retail center in July 1997.

Operating expenses from operations of real estate owned paid to affiliates were $41,000 for 1997, $55,000 for 1996 and $54,000 for 1995. The expenses consist of property management fees paid to affiliates of the general partners. The decrease in 1997 is principally attributable to the sale of the auto retail center in July 1997.

Expenses associated with non-operating real estate owned were $162,000 in 1997, $226,000 in 1996 and $254,000 in 1995. The
expenses are primarily related to the 19 acres in Sacramento, a 23 acre parcel previously owned in Riverside and the condominiums in Oxnard. These costs include property taxes of $86,000, $108,000 and $106,000 during 1997, 1996 and 1995, respectively.
The decrease for 1997 is due primarily to a decrease in property tax expense resulting from the receipt of tax refunds and a decrease in services rendered regarding the 19 acres in Sacramento. The decrease for 1996 is due primarily to a decrease in legal costs associated with the 23 acres in Riverside.

Depreciation and amortization expense for 1997, 1996 and 1995 consists of $12,000, $23,000 and $115,000, respectively. The 1997 and 1996 amounts represent depreciation on office furniture and equipment while the 1995 amount also includes depreciation for the Upland Shopping Center. The decrease for 1996 is due to the adoption of SFAS 121.

Interest expense was $378,000 for 1997, $476,000 for 1996 and $430,000 for 1995. These amounts represent interest related to the underlying debt on the Upland Shopping Center, the intercompany debt on the auto retail center in Corona and the 19 acres in Sacramento. The decrease for 1997 is attributable to the intercompany debt on the auto retail center in Corona being placed on nonaccrual for 1997 and a decrease in the principal balance of the debt on the Upland shopping center. The increase for 1996 is due to the addition of extension fee expense on the underlying debt on the Upland Shopping Center.

General and administrative expenses, affiliates totaled $203,000 for 1997, $218,000 for 1996 and $167,000 for 1995. These
expenses are primarily salary allocation reimbursements paid to affiliates for the management of the Partnership's assets. The decrease in 1997 was the result of a reduction in staffing. The increase for 1996 is primarily due to a $44,000 change in billing methodology from mortgage investment servicing fees to salary allocations.

General and administrative expenses, nonaffiliates totaled $103,000 for 1997, $100,000 for 1996 and $79,000 for 1995. The
1997 amount includes approximately $31,000 of costs associated with the extension of the maturity of the note secured the Upland Shopping Center and the legal proceedings involving the same property. The increase in 1996 is due to moving expenses, and increases in office expenses and investor reporting costs.

Mortgage investment servicing fees paid to affiliates were $4,000 in 1997, $4,000 in 1996 and $48,000 in 1995. These fees consist of amounts paid to Centennial Corporation for servicing the Partnership's loan portfolio. Beginning in 1996, the Partnership no longer incurred mortgage investment servicing fees for servicing the Partnership's real estate owned portfolio.













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


Name, Age and Position
Principal Occupation and
Affiliation during Last Five Years
-----------------------------------------------------------------
John B. Joseph
Age 59
General Partner

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


Name, Age and Position
Principal Occupation and
Affiliation during Last Five Years
-----------------------------------------------------------------
Ronald R. White
Age 51
General Partner

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

Mr. Joseph has 29 years of experience in asset management in both securities and real estate. Mr. Joseph has worked in all areas of real estate. In the past, Mr. Joseph has been engaged in the syndication and management of over $100 million worth of income property, including industrial complexes, shopping centers, business centers, office buildings, commercial properties and residential units.

Mr. White's career spans the financial and management fields in both securities and real estate. Mr. White has 27 years of experience in asset management. In the past, Mr. White has been engaged in the syndication and management of over $100 million worth of income property including industrial complexes, shopping centers, business centers, office buildings, commercial properties, and residential units.

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

                                               Amount Earned/
Type of                                      Reimbursable for the
Compensation &                                   Year Ended
Name of Entity      Description of Payment    December 31, 1997
-----------------------------------------------------------------
Operating Stage:

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

General partners'   The general partners or       $  244,000 (1)
reimbursable        affiliates shall be entitled
expenses            to reimbursement for certain
 - general          expenses, subject to the
partner or          conditions of the Partnership
affiliates          Agreement.

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

(2)  Mortgage Investment Servicing Fees are payable on the
     maximum amount to be funded on a Mortgage Investment from the date the Partnership first signs a letter of commitment for such Mortgage Investment. Fees shown in the table represent amounts earned by CC for servicing these mortgage investments.
(3)
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners

No persons are known by the Partnership to own beneficially more than 5 percent of the limited partnership units at December 31, 1997.





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


CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
A California Limited Partnership


By:/s/John B. Joseph
_________________________________
John B. Joseph
General Partner                                    March 31, 1998


By:/s/Ronald R. White
_________________________________
Ronald R. White
General Partner                                    March 31, 1998


By:  CENTENNIAL CORPORATION
     General Partner

/s/John B. Joseph
_________________________________
John B. Joseph
Executive Vice President                           March 31, 1998


/s/Ronald R. White
_________________________________
Ronald R. White
President                                          March 31, 1998


/s/Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer                            March 31, 1998















        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                      A Limited Partnership






                          ANNUAL REPORT



















                            Form 10-K
                Consolidated Financial Statements
                 Items 8, 14(a)(1) and 14(a)(2)
                 December 31, 1997, 1996 and 1995
           (With Independent Auditors' Report Thereon)








            CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

                 Items 8, 14(a)(1) and 14(a)(2)
     Index to Consolidated Financial Statements and Schedules

Consolidated Financial Statements                            Page

  Independent Auditors' Report............................   F-3

  Consolidated Balance Sheets --
  December 31, 1997 and 1996..............................   F-4

  Consolidated Statements of Operations --
  Years ended December 31, 1997, 1996 and 1995............   F-7

  Consolidated Statements of Partners' Equity --
  Years ended December 31, 1997, 1996 and 1995............   F-9

  Consolidated Statements of Cash Flows --
  Years ended December 31, 1997, 1996 and 1995............   F-10

  Notes to Consolidated Financial Statements .............   F-14

Schedules

  Schedule III - Consolidated Real Estate Owned and
  Accumulated Depreciation and Amortization. .............   F-38

  Schedule IV - Mortgage Loans on Real Estate.............   F-42

All other schedules are omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or notes thereto.















                               F-1
Exhibit 21

                      LCR DEVELOPMENT, INC.
                    A California Corporation

            Index to Consolidated Financial Statements

Consolidated Financial Statements                            Page

  Independent Auditors' Report............................   F-53

  Consolidated Balance Sheets --
  December 31, 1997 and 1996..............................   F-54

  Consolidated Statements of Operations --
  Years ended December 31, 1997, 1996 and 1995............   F-56

  Consolidated Statements of Stockholders' Equity (Deficit)
  Years ended December 31, 1997, 1996 and 1995............   F-57

  Consolidated Statements of Cash Flows --
  Years ended December 31, 1997, 1996 and 1995............   F-58

  Notes to Consolidated Financial Statements..............   F-60

























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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centennial Mortgage Income Fund and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                              KPMG Peat Marwick LLP

Orange County, California
March 20, 1998


                               F-3
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

                   Consolidated Balance Sheets


                   December 31, 1997 and 1996

   Assets                             1997              1996
-----------------------------------------------------------------
Cash and cash
  equivalents (note 5)            $  1,018,000      $  1,712,000

Real estate loans
  receivable, earning                  782,000           700,000
Real estate loans
  receivable, nonearning             1,072,000         1,066,000
Real estate loans receivable
  from unconsolidated investee,
  earning (note 5)                     752,000               ---
Real estate loans receivable
  from unconsolidated investee,
  nonearning (note 5)                1,241,000         1,531,000
-----------------------------------------------------------------
                                     3,847,000         3,297,000

Less allowance for possible
  loan losses (note 3)                 714,000           982,000
-----------------------------------------------------------------
Net real estate loans receivable     3,133,000         2,315,000
-----------------------------------------------------------------

Real estate owned, held for
  sale (notes 6 and 7)               7,450,000        10,050,000
Real estate owned, held
  for sale, insubstance
  foreclosed (note 6)                1,040,000         1,310,000
-----------------------------------------------------------------
                                     8,490,000        11,360,000







                               F-4
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

                   Consolidated Balance Sheets
                          (Continued)
                   December 31, 1997 and 1996

   Assets                             1997              1996
-----------------------------------------------------------------
Less allowance for possible
   losses on real estate
   owned (note 4)                    2,354,000         4,101,000
-----------------------------------------------------------------
    Net real estate owned            6,136,000         7,259,000
-----------------------------------------------------------------

Accrued interest receivable              5,000             4,000
Other assets, net                       47,000           104,000
Due from unconsolidated investee        58,000               ---
-----------------------------------------------------------------
                                 $  10,397,000     $  11,394,000
=================================================================

























                               F-5
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

                   Consolidated Balance Sheets
                          (Continued)


                   December 31, 1997 and 1996

  Liabilities and Partners' Equity       1997          1996
-----------------------------------------------------------------
Notes payable (note 7)               $  2,421,000   $  3,355,000
Notes payable to affiliates (note 5)       73,000         74,000
Accounts payable and
  accrued liabilities                      20,000         23,000
Interest payable to affiliates on
  notes secured by real estate (note 5)    39,000        220,000
Payable to affiliates                         ---          1,000
Deferred profit on equity participation   289,000        289,000
-----------------------------------------------------------------
   Total liabilities                    2,842,000      3,962,000
-----------------------------------------------------------------

Partners' equity (deficit)
  -- 38,729 limited partnership
  units outstanding in 1997 and 1996
    General partners                     (525,000)      (525,000)
    Limited partners                    8,080,000      7,957,000
-----------------------------------------------------------------
    Total partners' equity              7,555,000      7,432,000

Contingencies (note 8)
-----------------------------------------------------------------
                                     $ 10,397,000   $ 11,394,000
=================================================================










  See accompanying notes to consolidated financial statements
                               F-6
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Operations

         Years ended December 31, 1997, 1996 and 1995

                          1997          1996          1995
-----------------------------------------------------------------
Revenue:
Interest on loans to
  affiliates, including
  fees (note 5)         $  37,000    $  100,000       $  41,000
Interest on loans to
  nonaffiliates,
  including fees          122,000       100,000          78,000
Interest on
  interest-bearing
  deposits (note 5)        72,000        85,000         102,000
Gain on sale of property    1,000        40,000         154,000
Income from operations
  of real estate owned    755,000       780,000         784,000
Other                       5,000           ---             ---
-----------------------------------------------------------------
    Total revenue         992,000     1,105,000       1,159,000
-----------------------------------------------------------------
Expenses:
Provision for (recovery of)
  losses (notes 3 and 4) (268,000)       40,000         836,000
Loss on sale of
  property                  6,000           ---             ---
Share of losses in
  unconsolidated
  investees (note 5)      125,000     2,304,000       1,803,000
Operating expenses
  from operations
  of real estate owned    168,000       259,000         265,000
Operating expenses from
  operations of real
  estate owned paid to
  affiliates (note 5)      41,000        55,000          54,000
Expenses associated
  with non-operating
  real estate owned       162,000       226,000         254,000



                               F-7
          CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                        A Limited Partnership

               Consolidated Statements of Operations
                         (Continued)

             Years ended December 31, 1997, 1996 and 1995

                          1997          1996             1995
-----------------------------------------------------------------
Depreciation and
  amortization expense     12,000        23,000         115,000
Interest expense          378,000       476,000         430,000
General and
  administrative,
  affiliates (note 5)     203,000       218,000         167,000
General and
  administrative,
  nonaffiliates           103,000       100,000          79,000
Mortgage investment
  servicing fees paid
  to affiliates (note 5)    4,000         4,000          48,000
-----------------------------------------------------------------
    Total expenses        934,000     3,705,000       4,051,000
-----------------------------------------------------------------
Income (loss) before
  minority interest      $ 58,000   $(2,600,000)    $(2,892,000)

Minority
  interest (note 5)        65,000        86,000         116,000
-----------------------------------------------------------------
  Net income (loss)      $123,000   $(2,514,000)    $(2,776,000)
=================================================================
Net income (loss) per
  limited partnership
  unit-basic and diluted $   3.18   $    (64.91)    $    (71.68)
=================================================================








  See accompanying notes to consolidated financial statements
                               F-8
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

          Consolidated Statements of Partners' Equity

         Years ended December 31, 1997, 1996 and 1995

                                                        Total
                         General        Limited         Partners'
                         Partners       Partners        Equity
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1994    $ (525,000)   $ 13,247,000   $ 12,722,000

Net loss                      ---      (2,776,000)    (2,776,000)
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1995      (525,000)     10,471,000      9,946,000

Net loss                      ---      (2,514,000)    (2,514,000)
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1996      (525,000)      7,957,000      7,432,000

Net income                    ---         123,000        123,000
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1997    $ (525,000)   $  8,080,000   $  7,555,000
=================================================================















  See accompanying notes to consolidated financial statements
                               F-9
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Cash Flows
         Years ended December 31, 1997, 1996 and 1995


                          1997           1996          1995
-----------------------------------------------------------------
Cash flows from
 operating activities:
  Net income (loss)      $ 123,000   $ (2,514,000)   $ 2,776,000)
  Adjustments to
   reconcile net income
   (loss) to net cash
   used in operating
   activities:
     Amortization
      of unearned
      loan fees             (2,000)        (2,000)          ---
     Depreciation
      and amortization      12,000         23,000       115,000
     Provision for
    (recovery of) losses  (268,000)        40,000       836,000
     Interest accrued to
      principal on loans
      to affiliates        (37,000)      (195,000)      (47,000)
     Minority interest     (65,000)       (86,000)     (116,000)
     Loss (gain) on
      sale of real
      estate owned           5,000        (40,000)     (154,000)
     Share of losses
      in unconsolidated
      investees            125,000      2,304,000     1,803,000
Changes in assets
  and liabilities:
   (Increase) decrease
    in accrued interest
    receivable              (1,000)        14,000        24,000
   (Increase) decrease
    in other assets         45,000         (5,000)      (34,000)
   Decrease in accounts
    payable and accrued
    liabilities             (3,000)       (28,000)       (4,000)


                               F-10
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Cash Flows
                          (Continued)
         Years ended December 31, 1997, 1996 and 1995

                               1997           1996          1995
-----------------------------------------------------------------
   Increase in
    interest and property
    taxes payable on
    real estate owned            ---         4,000         3,000
   Decrease in payable to
    affiliates                (1,000)       (3,000)       (5,000)
   Increase (decrease)
    in interest payable
    to affiliates on
    notes secured by
    real estate               (4,000)       49,000        (1,000)
-----------------------------------------------------------------
   Net cash used in
    operating
    activities               (71,000)     (439,000)     (356,000)
-----------------------------------------------------------------
Cash flows from
  investing activities:
   Principal collected
    on loans made
    to customers              24,000        50,000       288,000
   Principal collected
    on loans made
    to affiliates            331,000       113,000           ---
   Advances on loans
    made to customers        (21,000)          ---           ---
   Advances on
    loans made to
    affiliates              (970,000)   (1,044,000)     (429,000)
   Proceeds from
    sale of real
    estate owned           1,118,000       190,000     1,285,000
   Capital expenditures
    for real estate owned        ---      (273,000)      (58,000)
   Increase in due from
    unconsolidated investee  (58,000)          ---          ---


                               F-11
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Cash Flows
                          (Continued)

         Years ended December 31, 1997, 1996 and 1995

                            1997           1996          1995
-----------------------------------------------------------------
   (Increase) decrease
    in short-term
    investments              ---         103,000        (103,000)
-----------------------------------------------------------------
   Net cash provided by
    (used in) investing
    activities           424,000        (861,000)        983,000
-----------------------------------------------------------------
Cash flows from
  financing activities:
   Advances on
    notes payable
    to affiliates         19,000          70,000          62,000
   Principal payments
    on notes payable    (934,000)         (5,000)         (9,000)
   Principal payments on
    notes payable
    to affiliates       (132,000)            ---             ---
-----------------------------------------------------------------
   Net cash provided by
    (used in) financing
    activities        (1,047,000)         65,000          53,000
-----------------------------------------------------------------
Net increase
  (decrease) in
  cash and cash
  equivalents           (694,000)     (1,235,000)        680,000
Cash and cash
  equivalents at
  beginning of year    1,712,000       2,947,000       2,267,000
-----------------------------------------------------------------
Cash and cash
  equivalents
  at end of year    $  1,018,000    $  1,712,000    $  2,947,000
=================================================================


                               F-12
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Cash Flows
                          (Continued)
         Years ended December 31, 1997, 1996 and 1995

                          1997           1996          1995
-----------------------------------------------------------------
Supplemental
  schedule of
  cash flow
  information:
   Cash paid during
    the year for:
      Interest      $    356,000    $    400,000    $    401,000
-----------------------------------------------------------------
Supplemental
  schedule of
  noncash investing
  and financing
  activities:
Decrease in
  deferred profit
  on equity
  participation
  and real estate
  loans resulting
  from foreclosure  $        ---    $    270,000    $        ---
Decrease in notes
  payable and real
  estate owned
  resulting from
  foreclosure                ---         650,000             ---
Decrease in interest
  and taxes payable
  on real estate
  owned and real
  estate owned
  resulting from
  foreclosure                ---          15,000             ---




    See accompanying notes to consolidate financial statements

                               F-13
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

           Notes to Consolidated Financial Statements

                 December 31, 1997, 1996, 1995

(1)  Summary of Significant Accounting Policies

Business

Centennial Mortgage Income Fund (the "Partnership") initially invested in commercial, industrial and residential income-producing real property through mortgage investments consisting of participating first mortgage loans, other equity participation loans, construction loans, and wrap-around and other junior loans. The Partnership's underwriting policy for granting credit was to fund loans secured by first and second deeds of trust on real property. The Partnership's area of concentration is in California. In the normal course of business, the Partnership participated with other lenders in extending credit to single borrowers; the Partnership did this in an effort to decrease credit concentrations and provide a greater diversification of credit risk.

As of December 31, 1997, a majority of the loans secured by operating properties have been repaid to the Partnership.
However, during the early 1990's, real estate market values for undeveloped land and commercial real estate in California declined severely. As the loans secured by undeveloped land and certain operating properties became delinquent, management of the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership has become a direct investor in this real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell this real estate owned. The real estate owned balance before allowance for possible losses at December 31, 1995 was $12,349,000 decreasing to $11,360,000 at year end 1996 and $8,490,000 at year end 1997.

Basis of Presentation

The Partnership formed several subsidiaries to own and operate certain of its real estate assets. The corporations formed were BNN Development, Inc., ("BNN"), Upland Foothill Retail, Inc.,
("Upland"), CPI Development, Inc., ("CPI"), Grand Plaza Auto
Retail, Inc., ("Grand Plaza"), LCR Development, Inc., ("LCR") and
BKS Development, Inc., ("BKS").  All of these corporations are
California corporations.
                               F-14
The Partnership owns a 100 percent interest in Upland and CPI,
86.25 percent interest in BNN, 86.7 percent interest in Grand
Plaza and a 50 percent interest in LCR and BKS. Several of the Partnership's assets have been transferred to these new corporations, at the Partnership's cost basis, in transactions which included no cash down with the Partnership carrying a substantial portion of the financing. Upland, CPI, BNN, and Grand Plaza have been consolidated in the accompanying consolidated financial statements, and all significant inter-company balances and transactions, including the aforementioned transfers, have been eliminated in consolidation.

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

Partners' Capital Accounts

Cash available for distribution, as defined in the Partnership
Agreement, is to be allocated 95 percent to the limited partners and 5 percent to the general partners until each limited partner has received an amount equal to a 12 percent non-cumulative annual return on his adjusted invested capital (as defined in the Partnership Agreement). Thereafter, cash available for distribution is to be allocated 90 percent to the limited partners and 10 percent to the general partners. All distributions of mortgage reductions (as defined in the Partnership Agreement) after the first sixty months following the closing date of the Partnership, shall be distributed 99 percent to the limited partners and 1 percent to the general partners, until each limited partner has received a 12 percent cumulative annual return on his adjusted invested capital, after which such amounts are to be distributed 85 percent to the limited partners and 15 percent to the general partners. In order to

                               F-15
properly reflect the ecomonic effect of the allocations discussed above, the Partnership has allocated financial statements net earnings (losses) 95 percent to the limited partners and 5 percent to the general partners through 1992. The Partnership had no cash available for distribution during the three years ended December 31, 1997.

Based upon these and various other terms of the Partnership
Agreement, it is improbable that the general partners would be required to make any capital contributions to the Partnership in excess of their negative capital account as of December 31, 1992.
Accordingly, since January 1, 1993, the Partnership has allocated
100 percent of the income and losses to the limited partners.

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


                               F-16
Real Estate Owned

During 1995, the Partnership accounted for foreclosed assets using the American Institute of Certified Public Accountants
Statement of Position 92-3 ("SOP 92-3"), "Accounting for
Foreclosed Assets". SOP 92-3 indicated that foreclosed assets were presumed held for sale and not for the production of income.
Accordingly, foreclosed assets held for sale were carried at the lower of cost or fair value minus estimated costs to sell. The cost of such assets at the time of foreclosure was the fair value of the asset foreclosed. Immediately after foreclosure, a valuation allowance was recognized for estimated costs to sell through a charge to income. All of the Partnership's real estate owned, including insubstance foreclosures, was presumed held for sale.

Effective January 1, 1996, the Partnership adopted Statement of
Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be
Disposed Of" ("SFAS 121"). SFAS 121 supersedes SOP 92-3 and also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less costs to sell. An impairment loss shall be measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets less costs to sell. SFAS 121 requires that assets to be disposed of not be depreciated while they are held for disposal. Estimated fair values are determined by using appraisals, discounted cash flows and/or other valuation techniques. The actual market price of real estate can only be determined by negotiation between independent parties in a sales transaction. The Partnership considered all real estate owned as held for sale during 1997 and 1996 and continues to actively market all properties using third party brokers and in house sales staff. Management's intent is to attempt to sell all properties within one year, however, it is improbable that all of the Partnership's assets will actually be sold in that period.

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


                               F-17
Deferred Profit on Equity Participation

Deferred profit on equity participation represents the Partnership's portion of equity from real estate loans/investments that was earned, but has not yet been paid by the borrower. Generally, revenue is recognized when collection of the deferred profit becomes assured. No deferred profit was recognized during 1995, 1996 and 1997.

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




























                               F-18


Current Temporary Differences      Partnership          Corporations
Total
                                   (Unaudited)          (Unaudited)
(Unaudited)
--------------------------------------------------------------------------------
----------
GAAP loss for the year
  ended December 31, 1997          $(2,454,000)       $  2,577,000        $
123,000
Provision for losses                  (350,000)         (1,665,000)
(2,015,000)
Charge-offs deductible
  for tax purposes                    (119,000)                ---
(119,000)
Accrued expenses deducted
  using the cash method                    ---          (1,329,000)
(1,329,000)
Carrying costs expensed
  for books and capitalized
  for tax purposes                         ---             123,000
123,000
Depreciation                          (107,000)            158,000
51,000
Minority interest share of
  losses not taxable                       ---             353,000
353,000
Share of losses in unconsolidated
 investee not deductible               122,000                 ---
122,000
Net operating loss carry forward           ---            (217,000)
(217,000)
--------------------------------------------------------------------------------
----------
Taxable (loss) for the year
  ended December 31, 1997          $(2,908,000)        $       ---
$(2,908,000)
================================================================================
==========
Taxable loss allocable to
  General Partners                 $       ---
================================================================================
==========
Taxable loss per
  limited partner unit             $    (75.09)
================================================================================
==========

                                           F-19

                                                December 31, 1997
-----------------------------------------------------------------

Cumulative Temporary Differences     Partnership    Corporations
                                     (Unaudited)     (Unaudited)
-----------------------------------------------------------------
Provision for losses                $  1,934,000    $  1,134,000
Charge-offs on foreclosures not
  deductible for tax purposes          2,113,000             ---
Deferred profit previously taxable       289,000             ---
Accrued expenses not deducted for tax
  purposes using the cash basis              ---         286,000
Carrying costs expensed for books
  and capitalized for tax purposes           ---       1,214,000
Depreciation                            (210,000)            ---
Net operating loss carryforwards             ---           6,000
Interest income accrued for
  tax, not for GAAP                      220,000             ---
Minority interest
  in losses not taxable                      ---        (362,000)
Share of losses in
  unconsolidated investee
  not deductible                       2,686,000             ---
-----------------------------------------------------------------
Total cumulative
  temporary differences             $  7,032,000    $  2,278,000
=================================================================


The cumulative temporary partnership differences shown above, which total approximately $182.00 per limited partnership unit, should reverse when the Partnership liquidates its investments, assuming that future tax law changes do not preclude the Partnership from deducting these deferred items. There can be no assurance that these will be realized as future operations of the Partnership could result in greater or lesser amounts of allocable tax losses to the limited partners. In addition, the deductibility of taxable losses is dependent upon each limited partners' individual tax position. The reversal of these differences should result in future taxable income or loss per limited partnership unit which is less than or greater than the Partnership will report for financial statement purposes. Management believes that the share of losses in unconsolidated investee is a temporary difference since the Partnership holds approximately $4,679,000 in notes receivable from this investee,
                               F-20
a portion of which could be charged to bad debt expense should this investee liquidate its single property holdings at current carrying values.

In addition, as of December 31, 1997, the Partnership held approximately $3,929,000 in loans and interest receivable from the consolidated corporations. These loans have been eliminated in the Partnership's consolidated financial statements. It is anticipated that the temporary differences should reverse on the corporations' returns when the corporations liquidate their investments. If these investments are liquidated at current carrying values, the Partnership should be able to deduct bad debt expense on its tax returns in the approximate amount of the temporary differences shown above which is approximately $64.00 per limited partnership unit.

The subsidiary corporations are subject to taxation and account for income taxes under an asset liability approach to establishing deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the corporations' assets and liabilities. None of the subsidiary corporations have paid any income taxes since their respective formations and all of them have had net deferred tax assets which have been fully offset by valuation allowances as of December 31, 1997, 1996 and 1995. Accordingly, no tax expense or benefit has been recorded by these corporations during the three years ended December 31, 1997. No deferred tax asset related to the corporations cumulative temporary differences shown above has been recorded in the consolidated financial statements due to the improbability of realization. Future consolidated financial statements could reflect income tax expense in the event that these corporations generate GAAP income in excess of the temporary differences shown above. Some of the subsidiary corporations are cash basis taxpayers.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents includes cash and interest-bearing deposits with original maturities of three months or less.

Net Loss Per Limited Partnership Unit

Net loss per limited partnership unit for financial statement purposes was based on the weighted average number of limited partnership units outstanding of 38,729 in 1997, 1996 and 1995.



                               F-21

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Depreciation and Amortization

Prior to the adoption of SFAS 121 on January 1, 1996, depreciation and amortization of real estate assets was charged to expense on a straight-line basis over the estimated useful lives of the assets; 31.5 years for buildings, or, in the case of tenant improvements, over the terms of the leases from 6 months to 14 years if shorter than the estimated useful lives.

Revenue Recognition

Revenue from rental income on real estate owned is recognized on a straight-line basis over the life of the lease when payments become due under operating leases. During 1997, 1996 and 1995, the Partnership has recognized gains or losses on the sale of real estate owned as the gains or losses are determinable and the earnings process is complete.

Impact of Accounting Pronouncements Issued but not Adopted by the Partnership

In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), was issued and is effective for fiscal years beginning after December 15, 1997. This statement requires companies to classify items of other comprehensive income by their nature in an income statement and display the accumulated balance of other income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

In June 1997, Statement of Financial Accounting Standards No.131,
"Disclosures about Segments of an Enterprise and Related
Information" ("SFAS 131"), was issued and is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for segment reporting in the financial statements.

                               F-22
The Partnership anticipates that the adoption of SFAS 130 and 131 will not result in disclosures that will be materially different from those presently required.

(2)  Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"), requires that the Partnership disclose estimated fair values for its financial instruments as well as the methods and significant assumptions used to estimate fair values. The following information does not purport to represent the aggregate net fair value of the Partnership.

The following methods and assumptions were used by the Partnership in estimating the fair value of each class of financial instrument.

Cash and Cash Equivalents

The carrying amount, which is cost, is assumed to be the fair value because of the liquidity of these instruments.

Accrued Interest Receivable, Accounts Payable and Accrued
Liabilities and Interest Payable

Carrying amounts approximate fair value because of the short-term maturity of these instruments, or they are due on demand.

Real Estate Loans Receivable, Earning and Nonearning

The net carrying value of the real estate loans receivable, earning and nonearning, is estimated to be fair value.
Management believes these loans are impaired, and accordingly, the loans are carried at the fair value of the underlying real estate collateral.

Real Estate Loans Receivable from Unconsolidated Investee -
Earning and Nonearning

The net carrying value of loans from unconsolidated investee is not estimable due to the uncertainty of the amounts and timing of future payments to be made.






                              F-23
Notes Payable

The carrying value of notes payable to nonaffiliates approximate fair value because the interest rates on these notes are approximately equal to current market rates for notes secured by similar assets.

Notes Payable to Affiliates

As discussed in note 5, the notes payable to affiliates are reduced by the cumulative minority interest losses to reflect the net outstanding payable to the affiliate. Due to the uncertainty of the amounts and timing of future payments to be made, the determination of fair value of these notes is not practical.

(3)  Allowance for Possible Loan Losses

Changes in the allowance for possible loan losses are as follows:

                           1997           1996         1995
-----------------------------------------------------------------
Balance at
  beginning of year      $  982,000    $  957,000    $ 1,157,000
Loans charged-off               ---           ---       (233,000)
Provision for
  (recovery of)
  loan losses              (268,000)       25,000         33,000
-----------------------------------------------------------------
Balance at end of year   $  714,000    $  982,000    $   957,000
=================================================================

At December 31, 1997, the carrying value of loans that are considered to be impaired totaled $3,005,000 (of which $2,313,000 were on nonaccrual status). At December 31, 1997, the allowance for possible loan losses totaled $714,000. One of the loans receivable is recorded with a corresponding deferred profit liability of $289,000. There were five loans to an unconsolidated investee considered impaired for which there is no related allowance for possible loan losses at December 31, 1997. However, as discussed in note 5, the unconsolidated investee has recorded an allowance for losses of $4,063,000 and the Partnership's proportionate share of the losses in unconsolidated investee reflects the majority of this allowance. There was a

                               F-24
$255,000 and $1,044,000 investment in impaired loans for the years ended December 31, 1997 and 1996, respectively. For the years ended December 31, 1997, 1996 and 1995, the Partnership recognized interest income on these impaired loans of $96,000, $169,000 and $13,000, respectively. There was no interest income recognized using the cash basis method of income during the years ended December 31, 1997, 1996 and 1995. If these loans had been current throughout their terms, interest income would have increased by approximately $369,000, $261,000 and $646,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

(4)  Allowance for Possible Losses on Real Estate Owned

Changes in the allowance for possible losses on real estate owned are as follows:

                          1997            1996            1995
-----------------------------------------------------------------
Balance at
  beginning of year   $  4,101,000    $  4,523,000   $ 4,013,000
Provision for losses           ---          15,000       803,000
Real estate owned
  charged-off           (1,747,000)       (437,000)     (293,000)
-----------------------------------------------------------------
Balance at
  end of year         $  2,354,000    $  4,101,000   $ 4,523,000
=================================================================

(5)  Transactions with Affiliates

Under the provisions of the Partnership Agreement, CC is entitled to receive from the Partnership mortgage investment servicing fees for loans serviced equal to an annual rate of 1/4 of 1 percent of the committed amounts to be funded by the Partnership. The Partnership incurred $4,000, $4,000 and $48,000 of mortgage investment servicing fees payable to CC in 1997, 1996 and 1995 of which $4,000, $4,000 and $52,000 were paid in 1997, 1996 and
1995.







                               F-25
As discussed in note 1, the Partnership owns 50 percent of the stock of two corporations which have not been consolidated in the accompanying financial statements, LCR and BKS. The balance of stock in these corporations is owned by Centennial Mortgage Income Fund II ("CMIF II"), an affiliate. LCR has invested in a joint venture, Silverwood Homes ("Silverwood") which is constructing homes. The Partnership has participated in making several loans to these corporations and this joint venture.
Under the equity method of accounting, these loans are a component of the Partnership's investment in LCR and BKS, and therefore the Partnership has recorded losses by LCR and BKS as a reduction of the carrying value of these loans receivable. The Partnership wrote off its investment in and loans receivable from BKS during 1996 when its share of losses equaled its investment and the probability of recovery of any of its investment became unlikely. Accordingly, the December 31, 1996 consolidated balance sheet and all of the 1997 consolidated financial statements include only amounts related to the LCR and Silverwood loans and investments.





























                               F-26
A summary of these real estate loans receivable from unconsolidated investee as of December 31, 1997 is as follows:

                                                          Net
                         Principal      Losses          Carrying
                          Balance       Offset           Value
-----------------------------------------------------------------
Unsecured note
  receivable from LCR   $ 1,250,000    $ 1,250,000   $       ---

50 percent interest
  in unsecured note
  receivable from LCR     1,055,000      1,055,000           ---

50 percent interest
  in development loan
  secured by a first
  trust deed from
  Silverwood              1,212,000        381,000       831,000

50 percent interest
  in construction loan
  secured by a first
  trust deed from
  Silverwood                239,000            ---       239,000

50 percent interest in
  construction loan secured
  by a first trust deed
  from Silverwood           171,000            ---       171,000

Construction loan secured
  by a first trust deed
  from Silverwood           752,000            ---       752,000
-----------------------------------------------------------------
Totals                  $ 4,679,000    $ 2,686,000   $ 1,993,000









                               F-27
A summary of these real estate loans receivable from unconsolidated investee as of December 31, 1996 is as follows:

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












                               F-28
The Partnership has not accrued its share of interest on the unsecured notes receivable from LCR which was approximately
$715,000 and $533,000 as of December 31, 1997 and 1996,
respectively.

The Partnership has not accrued its share of interest on two of the Silverwood loans which was approximately $188,000 as of December 31, 1997.

LCR has entered into a joint venture agreement entitled
Silverwood with Home Devco, ("Home Devco"), an affiliate of the general partners of the Partnership, to construct and sell single-family homes at the project. During 1995, LCR contributed 179 lots which were zoned for single family homes in Lancaster, California to the joint venture as its initial capital contribution. As LCR has a 99.99 percent ownership interest in the joint venture, Silverwood has been consolidated with LCR.

The consolidated balance sheets and statements of operations of LCR have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for LCR at December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995:

























                               F-29
                     LCR Development, Inc.
                  Consolidated Balance Sheets

                            December 31,          December 31,
  Assets                        1997                 1996
-----------------------------------------------------------------
Cash                        $    11,000         $       ---
Restricted cash                  20,000              10,000

Real estate owned             6,950,000           6,492,000
Less allowance for
  losses on real
  estate investments          4,063,000           3,898,000
-----------------------------------------------------------------
Net real estate owned         2,887,000           2,594,000

Organization costs                1,000               1,000
-----------------------------------------------------------------
                            $ 2,919,000         $ 2,605,000
=================================================================

  Liabilities and Stockholders' Deficit
-----------------------------------------------------------------
Notes payable
  to affiliates:
    CMIF                    $ 4,679,000         $ 4,092,000
    CMIF II                   2,250,000           2,360,000
-----------------------------------------------------------------
Total notes payable           6,929,000           6,452,000

Accounts payable
  and accrued liabilities        38,000              11,000
Interest payable
  to affiliates               1,377,000             845,000
Payable to affiliates            75,000              16,000
-----------------------------------------------------------------
Total liabilities             8,419,000           7,324,000

Stockholders'
 deficit                     (5,500,000)         (4,719,000)
-----------------------------------------------------------------
                            $ 2,919,000         $ 2,605,000
=================================================================


                               F-30
                   LCR Development, Inc.
            Consolidated Statements of Operations


           Years ended December 31, 1997, 1996 and 1995

                           1997           1996          1995
-----------------------------------------------------------------
Housing sales          $   834,000    $   233,000    $       ---

Cost of housing sales      852,000        238,000            ---
Provision for losses on
  real estate owned        207,000      2,516,000      1,077,000
Selling and
  marketing expenses       131,000        184,000            ---
General and
  administrative            64,000        162,000         (3,000)
-----------------------------------------------------------------
Operating loss            (420,000)    (2,867,000)    (1,074,000)
Interest expense          (361,000)       151,000            ---
-----------------------------------------------------------------
Net (loss)             $  (781,000)   $(3,018,000)  $ (1,074,000)
=================================================================
Interest not included
  in share of losses      (532,000)      (336,000)      (197,000)
-----------------------------------------------------------------
Allocable net loss     $  (249,000)   $(2,682,000)  $   (877,000)
=================================================================
Share of losses
  recorded             $  (125,000)   $(1,966,000)   $  (438,000)
=================================================================


Although the Partnership owns a 50 percent interest in LCR, it holds more than 50 percent of LCR's debt. Since the Partnership has made a $1,250,000 unsecured loan to LCR, the Partnership was allocated losses to the extent of the unsecured loan and remaining losses were allocated 50 percent to the Partnership and 50 percent to CMIF II during 1996. Additionally, the Partnership and CMIF II have not recorded interest income in connection with the $1,377,000 of accrued interest payable to affiliates by LCR and Silverwood. Accordingly, the Partnership has not recorded its share of losses from LCR to the extent that it represents this nonaccrued interest income.

                               F-31

        Difference of Allocation of Share of Losses
                                           1997
-----------------------------------------------------------------
The Partnership's 50 percent share
  of LCR's stockholders' deficit
  at December 31, 1997                 $(2,750,000)

Cumulative interest payable by LCR
  to the Partnership not accrued as
  income by the Partnership                689,000

Loans receivable considered as part
  of the Partnership's investment        4,679,000

Disproportionate loss allocation          (625,000)
-----------------------------------------------------------------
Net loans receivable                   $ 1,993,000
=================================================================


As discussed above, the Partnership holds 50 percent of the stock of BKS with CMIF II. BKS owned a 283 acre residential tract in Bakersfield, California and foreclosed on this property on August 8, 1994. Bonds and taxes accrued on the property increased from $1,605,000 at December 31, 1995 to $2,085,000 at December 31,
1996. During 1995, BKS reduced its carrying value of the property and the Partnership recorded $1,364,000 as its share of BKS's net loss for the year. During 1996, the bond holders commenced foreclosure proceedings on the property. Management elected to abandon the property in 1996 due to the fact that land values had not increased. Therefore, during 1996, the Partnership recorded its $338,000 share of losses in connection with BKS which resulted in the Partnership's investment in BKS being reduced to a zero balance. Bonds, property taxes and note payable to affiliates are nonrecourse liabilities and, therefore, the Partnership and BKS have no contingent liability in excess of the property. The Partnership has no future obligation nor risk of additional losses related to this investee.







                              F-32
The Partnership reimburses the general partner for salaries and related expenses incurred on behalf of the Partnership for services such as legal, clerical, accounting, property management and other administrative functions. The general partners and affiliates charged $244,000, $273,000 and $221,000 for such services in 1997, 1996 and 1995, respectively.

During 1997, 1996 and 1995, the Partnership maintained interest-bearing deposits with Sunwest Bank, an affiliate of the general partners. The balances at December 31, 1997, 1996 and 1995 were $2,000, $534,000 and $280,000, respectively. Interest earned on such deposits for 1997, 1996 and 1995 was $13,000, $22,000 and
$5,000, respectively.

In July 1997, the auto retail center in Corona, California was sold by Grand Plaza Auto Retail, Inc. ("Grand Plaza"), a consolidated subsidiary corporation of the Partnership. The Partnership owns an 86.7 percent interest in Grand Plaza with the balance of 13.3 percent owned by Centennial Mortgage Income Fund III ("CMIF III") an affiliate. Both the Partnership and CMIF III had made loans to Grand Plaza prior to the sale that exceeded the value of the assets held by it. CMIF III's share of these loans had been reduced by its share of Grand Plaza's operating losses, with the net amount having been shown as notes and interest payable to affiliates in the Partnership's financial statements. Grand Plaza realized $935,000 in net cash proceeds from the sale of the property. Grand Plaza charged off $1,665,000 of its $2,600,000 carrying value of the property against its allowance for losses on real estate owned and recorded a $6,000 loss on the sale. The net sales proceeds were used to pay a portion of the notes payable by Grand Plaza to the Partnership and CMIF III. CMIF III'S share of the proceeds was $123,000.

















                              F-33
The Partnership owns an interest in BNN, the corporation which owns the 19 acres in Sacramento, California jointly with an affiliated entity CMIF III. At December 31, 1997, the ownership percentages are 86.25 for the Partnership and 13.75 for CMIF III. The assets and liabilities of this corporation have been consolidated in the accompanying consolidated financial statements. Notes payable and interest payable to affiliates at December 31, 1997 and 1996 includes $473,000 and $452,000, respectively, and the Partnership had recorded $361,000 and $295,000, respectively, of minority interest in cumulative losses from this corporate joint venture against the note payable to affiliates balance as of the same dates. The notes payable to affiliates balance reflects CMIF III's share of a note payable by the corporation to the Partnership and CMIF III. The note bears interest at 15 percent fixed and matures August 1, 1998.


(6)  Real Estate Owned

Real estate owned consists of the following:

                                   December 31,     December 31,
                                      1997             1996
-----------------------------------------------------------------
1. Shopping Center in Upland, CA $   4,628,000    $   4,628,000
2. 19 acres in Sacramento, CA        2,822,000        2,822,000
3. Auto retail center in Corona, CA       ---         2,600,000
4. Condominiums in Oxnard, CA        1,040,000        1,310,000
-----------------------------------------------------------------
Total real estate owned          $   8,490,000    $  11,360,000
=================================================================

At December 31, 1997 and 1996, property number 4 is accounted for as insubstance foreclosure under SFAS 118 as the Partnership does not currently hold legal title to this property, but the borrower has surrendered the collateral to the control of the Partnership.









                              F-34
The Partnership leases its operating properties under several non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 1997, are as follows:



Years ending December 31,
-----------------------------------------------------------------
1998                                   $   638,000
1999                                       598,000
2000                                       473,000
2001                                       473,000
2002                                       473,000
Thereafter                               2,501,000
-----------------------------------------------------------------
                                       $ 5,156,000
=================================================================




























                              F-35

(7) Notes Payable


Notes payable consist of the following:

                                  December 31,    December 31,
                                     1997            1996
-----------------------------------------------------------------
Note payable secured by
  shopping center in
  Upland, CA with interest
  and principal payments due
  monthly of $24,000; interest
  rate of 9.5 percent which may
  be adjusted based on changes
  in the LIBOR rate,
  maturing June 1, 2007         $ 2,421,000      $ 2,455,000

Note payable secured by
  19 acres in Sacramento, CA
  with interest only payments
  due monthly; interest rate of
  12 percent fixed, repaid
  in December, 1997                     ---          900,000
-----------------------------------------------------------------
  Total notes payable           $ 2,421,000      $ 3,355,000
=================================================================

















                              F-36
 (8)  Contingencies

Unbeknownst to the Partnership, on July 19, 1996, a default was entered against the Partnership for failure to respond to a complaint filed on July 17, 1995 in the San Bernardino Superior Court, entitled Henry Yong Lim et al -vs- Cardinal Security, et al and allegedly served on the Partnership in May 1996. As shown by the proofs of service, the complaint was served on the wrong party in 1996. The Partnership first became aware of its involvement in this lawsuit in September 1997 when it received copies of requests for entry of default judgement totaling approximately $1,000,000. The judgements involved damages and injuries allegedly suffered by the plaintiffs as a result of an altercation between the plaintiffs, other third parties and security guards employed by the Partnership at its shopping center in Upland, California. The request for judgement names Centennial Mortgage Income Fund Partnership as a defendant in this action. Since the Partnership was never served with the complaint and had no other way of knowing about this action, the Partnership has retained legal counsel to set aside the defaults and any default judgements which may have been entered, due to the lack of proper service and notice. The Partnership has tendered this action to its liability insurance carrier for legal and liability coverage. The default judgement has been set aside and the plaintiff's have appealed. Management intends to vigorously defend any future actions related to this matter. Management believes that even if the plaintiff's prevail in these actions, the Partnership's insurance coverage and/or the security company's insurance carrier should prevent the Partnership from suffering a material loss from these proceedings.

There are no other material pending legal proceedings other than ordinary routine litigation incidental to the Partnership's business. Based on part of advice of legal counsel, management does not believe that the results of any of these matters will have a material impact on the Partnership's financial position or results of operations.












                              F-37
                     CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule III

                            Consolidated Real Estate Owned
                                    December 31, 1997

                                            Initial                    Costs
Capitalized
                                            Cost to
Subsequent
                                          Partnership                  to
Acquisition

                                                         Real Estate
Property                             Encumbrances          Owned
Improvements<F4>
--------------------------------------------------------------------------------
----------
Shopping Center in Upland           $ 2,421,000          $  4,903,000        $
(275,000)
19 acres in Sacramento                      ---             2,567,000
255,000
4 Condominiums in Oxnard                    ---               915,000
125,000
--------------------------------------------------------------------------------
----------
                                    $ 2,421,000          $  8,385,000        $
105,000
================================================================================
==========













                                           F-38
                     CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule III

                            Consolidated Real Estate Owned
                                       (Continued)
                                    December 31, 1997

                   Gross Amount at Which
                  Carried on Books (F3)
                                                                  Life On Which
                     Real Estate                  Date            Depreciation
Property                Owned          Total    Acquired           Is Computed
--------------------------------------------------------------------------------
----------
Shopping Center
  in Upland          $ 4,628,000   $ 4,628,000   August 1988          (F1)
19 acres in
  Sacramento           2,822,000     2,822,000   August 1991          None
4 Condominiums
  in Oxnard            1,040,000     1,040,000   December 1992 (F2)   None
---------------------------------------------------------------
                     $ 8,490,000   $ 8,490,000    $      ---
===============================================================










                                           F-39
                     CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule III

                            Consolidated Real Estate Owned
                                       (Continued)
                                    December 31, 1997


<F1> Prior to the adoption of SFAS 121, tenant improvements were depreciated over life of leases; buildings depreciated over 31.5 years;

<F2> Insubstance foreclosure;

<F3> Aggregate cost for Federal Income Tax purposes is $9,883,000 at December
31, 1997;

<F4> Improvements are presented net of accumulated depreciation as required per
SFAS 121.













                       See accompanying independent auditors' report.
                                           F-40
                     CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule III

                            Consolidated Real Estate Owned
                                       (Continued)
                                    December 31, 1997


The following is a summary of consolidated real estate owned for the years ended
December 31, 1997, 1996, and 1995.

                                             1997             1996
1995
--------------------------------------------------------------------------------
----------
Balance at beginning of year            $ 11,360,000      $ 12,339,000      $
13,705,000
Additions during period:
  Improvements                                ---              273,000
58,000
Deductions during period:
  Real estate sold                        (1,123,000)         (150,000)
(1,131,000)
  Real estate foreclosed                         ---          (665,000)
---
  Charge-offs                             (1,747,000)         (437,000)
(293,000)
--------------------------------------------------------------------------------
----------
Balance at year end                     $  8,490,000      $ 11,360,000      $
12,339,000
================================================================================
=========









                                           F-41
                     CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule IV

                              Mortgage Loans on Real Estate
                                    December 31, 1997
                               Interest          Final
Periodic
Description                      Rate         Maturity Date
Payment Terms
--------------------------------------------------------------------------------
----------
Note secured by:

First Trust Deed
Interest only
  on Two-Unit Pad
balloon payment
  in Corona, CA               11% fixed         April 1, 1994                of
$460,000

Second Trust Deed
  on Mini-Storage
Interest only
  Facility in
balloon payment
  Citrus Heights, CA           7% fixed        November 1, 2000              of
$608,000

Unsecured Note
  on Mini-Storage
  Facility in
  Citrus Heights, CA         12% fixed           May 1, 1997               P + I
monthly

First Trust Deed
$5,106 P + I
  on 17,789 s.f.
monthly-balloon
  Auto Care Center in
payment of
  San Bernardino, CA        Prime + 3%         August 1, 1998
$290,000




                                           F-42
                     CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule IV
                              Mortgage Loans on Real Estate
                                       (Continued)
                                    December 31, 1997

                               Interest          Final
Periodic
Description                      Rate         Maturity Date            Payment
Terms
--------------------------------------------------------------------------------
----------
Note secured by:

Second Trust Deed
Interest only
  on 32,341 s.f.
balloon
  Retail Center
payment of
  in Corona, CA               10% fixed         June 30, 1998
$374,000

55 percent
  interest in                                                              P + I
  Second Trust Deed
monthly
  on single-family
balloon
  residence in
payment of
  Sacramento, CA               5% fixed          May 1, 1998
$150,000

Unsecured Note related
  to 179 lots in                                                           P + I
due at
  Lancaster, CA             7.75% fixed         June 30, 1998
maturity






                                           F-43
                     CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule IV
                              Mortgage Loans on Real Estate
                                       (Continued)
                                    December 31, 1997

                               Interest          Final
Periodic
Description                      Rate         Maturity Date            Payment
Terms
--------------------------------------------------------------------------------
----------
Note secured by:

50 percent interest
  in unsecured
  note related to
  179 lots in                                                              P + I
due at
  Lancaster, CA             7.75% fixed        June 30, 1998
maturity

First Trust Deed
Interest only
  on 7.83 acres
balloon
  of vacant land
payment of
  in Perris, CA               12% fixed        June 1, 1993
$294,000

50 percent interest
  in First Trust
  Deed on 165 lots                                                        P + I
due at
  in Lancaster, CA            Prime + 1%      August 1, 1999
maturity






                                           F-44
                     CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule IV
                              Mortgage Loans on Real Estate
                                       (Continued)
                                    December 31, 1997

                               Interest          Final
Periodic
Description                      Rate         Maturity Date            Payment
Terms
--------------------------------------------------------------------------------
----------
Note secured by:

50 percent interest
  in First Trust
  Deed on four
  single family homes                                                    P + I
due at
  in Lancaster, CA            Prime + 1%      July 1, 1998
maturity

50 percent interest in
  First Trust Deed on one
  single family home                                                     P + I
due at
  in Lancaster, CA            Prime + 1%      July 1, 1998
maturity

First Trust Deed
  on eight single
  family homes in                                                        P + I
due at
  Lancaster, CA               Prime + 1%      July 1, 1998
maturity

First Trust Deed on
  single family home
  in Lancaster, CA            9.5% fixed      April 30, 2000             P + I
monthly


                                           F-45
                         CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule IV
                              Mortgage Loans on Real Estate
                                       (Continued)
                                    December 31, 1997

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

First Trust Deed
  on Two-Unit Pad
  in Corona, CA         None         $  461,000      $  461,000           $
461,000

Second Trust Deed
  on Mini-Storage    1st T.D.
  Facility in           of
  Citrus Heights, CA  $2,950,000        608,000         607,000
None

Unsecured note       1st T.D. of
  on Mini-Storage    $2,950,000
  Facility in        2nd T.D. of
  Citrus Heights, CA   $608,000          72,000          55,000
None

54% interest in a First
  Trust Deed on 17,780 s.f
  Auto Care Center in                   544,000
  San Bernardino, CA    None         (54% - 294,000)    288,000
None

                                           F-46
                     CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule IV
                              Mortgage Loans on Real Estate
                                       (Continued)
                                    December 31, 1997
                                                                       Principal
Amount
                                      Face           Carrying            of Loan
Subject
                                    Amount of        Amount of            to
Delinquent
Description         Prior Liens     Mortgages     Mortgages (F1)     Principal
or Interest
--------------------------------------------------------------------------------
----------
Note secured by:

Second Trust Deed
  on 32,341 s.f.      1st T.D.
  Retail Center          of
  in Corona, CA      $6,100,000         376,000        376,000
376,000

55 percent
  interest in
  Second Trust Deed
  on Single-Family    1st T.D.
  Residence in          of              150,000
  Sacramento, CA      $278,000       (55% - 83,000)     85,000
85,000

Unsecured Note related
  to 179 lots in
  Lancaster, CA      $3,266,000       1,250,000      1,250,000
1,250,000





                                           F-47
                     CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule IV
                              Mortgage Loans on Real Estate
                                       (Continued)
                                    December 31, 1997

                                                                       Principal
Amount
                                      Face           Carrying            of Loan
Subject
                                    Amount of        Amount of            to
Delinquent
Description         Prior Liens     Mortgages     Mortgages (F1)     Principal
or Interest
--------------------------------------------------------------------------------
----------
Note secured by:

50 percent interest
  in unsecured
  note related to
  179 lots in                        2,115,000
  Lancaster, CA         None        (50% - 1,057,000)  1,055,000
1,055,000

First Trust Deed
  on 7.83 acres
  of vacant land
  in Perris, CA         None           343,000           294,000
294,000

50 percent interest
  in First Trust
  Deed on 165 lots                   3,266,000
  in Lancaster, CA      None     (50% - 1,636,000)     1,212,000
1,212,000




                                           F-48
                     CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule IV
                              Mortgage Loans on Real Estate
                                       (Continued)
                                    December 31, 1997

                                    Face           Carrying       Principal
Amount of Loan
                                    Amount of        Amount of      Subject to
Delinquent
Description         Prior Liens     Mortgages     Mortgages (F1)     Principal
or Interest
--------------------------------------------------------------------------------
----------
Note secured by:
50 percent interest in First
  Trust Deed on four single
  single family homes in               490,000
  Lancaster, CA           None    (50% -  245,000)     239,000
239,000

50 percent interest in
  First Trust Deed on one
  single family home                   804,000
  in Lancaster, CA        None    (50% - 402,000)      170,000
170,000

First Trust Deed on eight single
  family homes in Lancaster, CA        870,000         752,000
---

First Trust Deed on single
  family home in Lancaster, CA          90,000          90,000
---

Loss from unconsolidated investee                   (2,686,000)
(2,686,000)
Unearned interest and discounts                       (401,000)
(143,000)
--------------------------------------------------------------------------------
----------
                                   $ 7,787,000     $ 3,847,000            $
2,313,000
================================================================================
==========
                                           F-49
                     CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule IV
                              Mortgage Loans on Real Estate
                                       (Continued)
                                    December 31, 1997


<F1>  Aggregate cost for Federal Income Tax purpose is $8,258,000 at December
31, 1997.























                                           F-50
                     CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule IV

                              Mortgage Loans on Real Estate
                                       (Continued)
                                    December 31, 1997


The following is a summary of activity for the years ended December 1997, 1996 and 1995.

                                             1997             1996
1995
--------------------------------------------------------------------------------
----------
Balance at beginning of year            $  3,297,000      $  4,793,000      $
6,641,000
  Additions during period:
  New mortgage loans/disbursements           991,000         1,044,000
429,000
  Other - Interest reserve, amortization
    and transfer from accrued interest        39,000           197,000
47,000
Deductions during period:
  Collections of principal                  (355,000)         (163,000)
(288,000)
Charge-offs                                    ---            (270,000)
(233,000)
  Losses from unconsolidated investees      (125,000)       (2,304,000)
(1,803,000)
--------------------------------------------------------------------------------
----------
Balance at year end                     $  3,847,000      $  3,297,000      $
4,793,000
================================================================================
=========






                       See accompanying independent auditors' report.
                                           F-51

                          Exhibit 21
                      LCR DEVELOPMENT, INC.

                    A California Corporation


            Index to Consolidated Financial Statements


Consolidated Financial Statements                            Page

Independent Auditors' Report .............................   F-53

Consolidated Balance Sheets --
 December 31, 1997 and 1996...............................   F-54

Consolidated Statements of Operations --
   Years ended December 31, 1997, 1996 and 1995...........   F-56

Consolidated Statements of Stockholders' Equity (Deficit)
   Years ended December 31, 1997, 1996 and 1995...........   F-57

Consolidated Statements of Cash Flows --
   Years ended December 31, 1997, 1996 and 1995...........   F-58

Notes to Consolidated Financial Statements ...............   F-60






















                              F-52
                   INDEPENDENT AUDITORS' REPORT

The Board of Directors
LCR Development, Inc.:

We have audited the consolidated balance sheets of LCR Development, Inc. and subsidiary (the "Company") as of December 31, 1997 and 1996 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LCR Development, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has various notes payable scheduled to mature in 1998. These items raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              KPMG Peat Marwick LLP
Orange County, California
March 11, 1998

                              F-53
                      LCR Development, Inc.
                   Consolidated Balance Sheets

                                   December 31,     December 31,
  Assets                               1997             1996
-----------------------------------------------------------------
Cash                               $    11,000      $       ---
Restricted cash                         20,000           10,000

Real estate owned (note 5)           6,950,000        6,492,000
Less allowance for losses on
  real estate investments (note 4)   4,063,000        3,898,000
-----------------------------------------------------------------
Net real estate owned                2,887,000        2,594,000

Organization costs                       1,000            1,000
-----------------------------------------------------------------
                                   $ 2,919,000      $ 2,605,000
=================================================================

  Liabilities and Stockholders' Equity (Deficit)
-----------------------------------------------------------------
Notes payable to affiliates:
  CMIF                             $ 4,679,000      $ 4,092,000
  CMIF II                            2,250,000        2,360,000
-----------------------------------------------------------------
Total notes payable (note 7)         6,929,000        6,452,000

Accounts payable
  and accrued liabilities               38,000           11,000
Interest payable to affiliates       1,377,000          845,000
Payable to affiliates (note 6)          75,000           16,000
-----------------------------------------------------------------
Total liabilities                    8,419,000        7,324,000












                              F-54
                      LCR Development, Inc.
                   Consolidated Balance Sheets
                         (Continued)


  Liabilities and                   December 31,     December 31,
    Stockholders' Equity (Deficit)      1997             1996
-----------------------------------------------------------------
Stockholders' equity (deficit)
  Common stock, no par value;
  300 shares authorized;
  300 shares issued and
  outstanding in 1997 and 1996           3,000            3,000
  Accumulated deficit               (5,503,000)      (4,722,000)
-----------------------------------------------------------------
    Total stockholders'
      equity (deficit)              (5,500,000)      (4,719,000)

Contingencies (note 9)
-----------------------------------------------------------------
                                   $ 2,919,000      $ 2,605,000
=================================================================























  See accompanying notes to consolidated financial statements
                              F-55
                   LCR Development, Inc.
               Consolidated Statements of Operations

           Years ended December 31, 1997, 1996 and 1995

                           1997           1996         1995
-----------------------------------------------------------------
Housing sales             $   834,000  $   233,000  $       ---

Cost of housing sales         852,000      238,000          ---
Provision for
  losses on real
  estate owned (note 4)       207,000    2,516,000    1,077,000
Selling and
  marketing expenses          131,000      184,000          ---
General and
  administrative               64,000      162,000       (3,000)
-----------------------------------------------------------------
Operating loss               (420,000)  (2,867,000)  (1,074,000)
Interest expense (note 5)     361,000      151,000          ---
-----------------------------------------------------------------
Loss before income taxes  $  (781,000) $(3,018,000) $(1,074,000)
-----------------------------------------------------------------
Income taxes (note 8)             ---          ---          ---
-----------------------------------------------------------------
Net loss                  $  (781,000) $(3,018,000) $(1,074,000)
=================================================================
Net loss per common share
  -basic and diluted      $    (2,603) $   (10,060) $    (3,580)
=================================================================
Weighted average
  number of common
  shares outstanding              300          300          300
=================================================================











  See accompanying notes to consolidated financial statements
                              F-56
                      LCR Development, Inc.
      Consolidated Statements of Stockholders' Equity (Deficit)


         Years ended December 31, 1997, 1996 and 1995

                                                        Total
                                                    Stockholders'
                       Common        Accumulated       Equity
                        Stock          Deficit        (Deficit)
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1994   $     3,000    $   (630,000)  $   (627,000)

Net loss                      ---      (1,074,000)    (1,074,000)
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1995         3,000      (1,704,000)    (1,701,000)

Net loss                      ---      (3,018,000)    (3,018,000)
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1996         3,000      (4,722,000)    (4,719,000)

Net loss                      ---        (781,000)      (781,000)
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1997   $     3,000    $ (5,503,000)  $ (5,500,000)
=================================================================















  See accompanying notes to consolidated financial statements
                              F-57
                      LCR Development, Inc.
                Consolidated Statements of Cash Flows


           Years ended December 31, 1997, 1996 and 1995

                           1997           1996          1995
-----------------------------------------------------------------
Cash flows from
 operating activities:
  Net loss             $  (781,000)   $(3,018,000)   $(1,074,000)
  Adjustments to
   reconcile net
   loss to cash
   used in operating
   activities:
     Provision for
      possible losses      207,000      2,516,000      1,077,000
Changes in assets
  and liabilities:
   Decrease in
    organization costs         ---          1,000            ---
   Increase in
    real estate owned     (500,000)    (1,237,000)    (1,497,000)
   Increase in
    interest payable       532,000        336,000        197.000
   Increase in accounts
    payable and accrued
    liabilities             27,000         10,000          1,000
   Increase in payable
    to affiliates           59,000         15,000          1,000
-----------------------------------------------------------------
     Net cash used in
 operating activities     (456,000)      (1,377,000)  (1,295,000)
-----------------------------------------------------------------
Cash flows from
  investing activities-
  Increase in
    restricted cash        (10,000)       (10,000)           ---
-----------------------------------------------------------------






                              F-58
                      LCR Development, Inc.
                Consolidated Statements of Cash Flows
                          (Continued)

         Years ended December 31, 1997, 1996 and 1995

                          1997           1996          1995
-----------------------------------------------------------------
Cash flows from
  financing activities-
   Advances received
    on notes payable       477,000      1,387,000      1,293,000
-----------------------------------------------------------------
Net increase (decrease)
  in cash                   11,000            ---         (2,000)
Cash at beginning
  of year                      ---            ---          2,000
-----------------------------------------------------------------
Cash at
  end of year           $   11,000     $      ---      $     ---
=================================================================


Supplemental
  schedule of
  noncash
  investing and
  financing activities:
  Decrease in real
    estate owned and
    related allowance
    for losses due to
    sale of real estate
    owned               $   42,000     $    8,000      $     ---











  See accompanying notes to consolidated financial statements
                              F-59


                      LCR DEVELOPMENT, INC.
            Notes to Consolidated Financial Statements

                 December 31, 1997, 1996, 1995

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

Real Estate Owned

Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. An impairment loss shall be measured as the amount by which the carrying amount of the assets exceed the fair value of the assets less costs to sell.






                              F-60

Revenue Recognition

LCR recognizes revenue from sales of real estate when construction is completed, an adequate down payment has been received and title to the property sold has been transferred to the buyer.

Income Taxes

LCR is subject to taxation and accounts for income taxes under an asset and liability approach to establishing deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the corporation's assets and liabilities.

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

Reclassifications

Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform to the 1997 presentation.

(2)  Ability to Continue as a Going Concern

LCR and Silverwood had $8,419,000 in total liabilities outstanding as of December 31, 1997 and had only $2,919,000 in net assets. Most of these liabilities are payable to CMIF and CMIF II who have periodically agreed to extend this debt over the past two years. It is uncertain as to whether CMIF and CMIF II will continue to grant such extensions. Without such future extensions, it is probable that LCR and Silverwood would lose substantially all of their assets through foreclosure and would be unable to continue operations.

As of December 31, 1997 , Silverwood's real estate owned consisted of a single project in Lancaster, California with 157 undeveloped lots, 4 model homes, and 9 substantially completed production homes available for sale.
                              F-61
Subsequent to December 31, 1997, Silverwood entered into an agreement to sell its remaining undeveloped lots to an unrelated party. The agreement provides that Silverwood will receive a cash downpayment of $500,000 and carry back a note from the buyer secured by a deed of trust on the property in the amount of $1,070,000. It is estimated that Silverwood will incur approximately $103,000 in selling costs in connection with the sale. If this transaction closes, all of the net proceeds from the sale, including the note receivable carried back from the buyer, will be used to partially repay the $2,154,000 note originally secured by 179 lots in Lancaster as shown in note 7. The remaining balance of the note will then be secured by a second trust deed on the remaining 8 homes in Phase II.

Management believes that the remaining homes owned by Silverwood will be sold in 1998 and that 100% of the proceeds from such sales will be used to repay secured debt. There will be insufficient proceeds to repay all of the secured debt and there will be no source of funds for LCR and Silverwood to repay its unsecured debt. Accordingly, it is probable that LCR and Silverwood will cease operations during 1998 and be unable to repay all of its debt. Management believes that it has made adjustments in the financial statements to reflect the probable outcome of these uncertainties.

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

Cash and Restricted Cash

The carrying amount, which is cost, is assumed to be the fair value.

Notes Payable to Affiliates and Interest Payable to Affiliates

The fair value is not determinable due to their related party nature and terms.


                              F-62
Accounts Payable and Accrued Liabilities and Payable to
Affiliates

The carrying value is considered to be equal to the fair value of these liabilities as they are short-term in nature.

(4)  Allowance for Losses on Real Estate Owned

Changes in the allowance for losses on real estate owned are as follows:


                            1997              1996         1995
-----------------------------------------------------------------
Balance at
  beginning of year      $3,898,000    $1,390,000    $  313,000
Real estate owned
  charged-off               (42,000)       (8,000)          ---
Provision for losses        207,000     2,516,000     1,077,000
-----------------------------------------------------------------
Balance at
  end of year            $4,063,000    $3,898,000    $1,390,000
=================================================================

(5)  Real Estate Owned

Real estate owned consists of the following:


                                              1997        1996
-----------------------------------------------------------------
Residential lots held
  for  development                       $5,340,000   $5,177,000
Model home complex                          478,000      470,000
Production homes under
  construction and held for sale          1,132,000      845,000
-----------------------------------------------------------------
Sub-total                                 6,950,000    6,492,000
Less: allowance for losses               (4,063,000)  (3,898,000)

Net real estate owned                    $2,887,000   $2,594,000
=================================================================

                             F-63
Interest incurred, paid and capitalized during the three years ended December 31,1997 was as follows:


                            1997              1996         1995
-----------------------------------------------------------------
Interest incurred        $  568,000    $  517,000    $  290,000
Interest capitalized       (207,000)     (366,000)     (290,000)
-----------------------------------------------------------------
Interest expense         $  361,000    $  151,000    $      ---
=================================================================

Interest paid            $      ---    $      ---    $       ---

(6) Transactions with Affiliates

The general partners of CMIF and CMIF II beneficially own a controlling interest in Home Devco. Under the provisions of the Partnership Agreement, Home Devco is entitled to receive from LCR reimbursement of onsite supervision costs and certain general and administrative costs equal to 3 percent of budgeted gross proceeds or a maximum of $20,000 per month. Home Devco is entitled to receive a minimum fee of $7,500 per month under the agreement, as amended. LCR paid $60,000, $160,000 and $143,000 of these costs to Home Devco and affiliates for the years ended December 31, 1997, 1996 and 1995, respectively. Through December 31, 1997, fees paid have exceeded amounts payable under the agreement by $20,000. Management has temporarily reduced the amount being paid to Home Devco to $2,500 per month effective January 1, 1998.

Funds have been advanced from CMIF and CMIF II to meet operating expenses and fund options on the prospective home sales. Once the sales have been completed, the advances are to be repaid from sales proceeds. The balances at December 31, 1997, 1996 and 1995 were $76,000, $16,000 and $1,000, respectively.










                              F-64
(7) Notes Payable to Affiliates


Notes payable to affiliates consist of the following:

                                   December 31,    December 31,
                                      1997            1996
-----------------------------------------------------------------
Unsecured note payable to
  CMIF and CMIF II related
  to 179 lots in
  Lancaster, CA with
  principal and interest
  payable at maturity
  interest rate of 7.75% fixed,
  maturing June 30, 1998          $ 2,115,000       $ 2,115,000

Unsecured note payable to CMIF
  related to 179 lots in
  Lancaster, CA with
  principal and interest
  payable at maturity;
  interest rate of 7.75% fixed
  maturing June 30, 1998            1,250,000         1,250,000

Note payable to CMIF
  and CMIF II secured by
  first trust deed on
  lots (originally 179 lots,
  165 and 166 lots at December 31,
  1997 and 1996, respectively)
  in Lancaster, CA
  with principal and interest
  due at maturity; interest
  at Prime + 1%; maturing
  August 1, 1999                    2,154,000         1,748,000

Note payable to CMIF and
  CMIF II secured by first
  trust deed on 4 lots in
  Lancaster, CA with
  principal and interest
  due at maturity; interest
  at Prime +1%;
  maturing July 1, 1998               484,000           484,000

                              F-65
Notes payable to affiliates consist of the following:
                       (continued)

                                   December 31,    December 31,
                                      1997            1996
-----------------------------------------------------------------

Note payable to CMIF and
  CMIF II originally
  secured by first trust
  deed on 9 lots in
  Lancaster, CA with
  principal and interest
  due at maturity; interest
  at Prime + 1%; maturing
  July 1, 1998                        174,000            855,000

Note payable to CMIF
  originally secured by first
  trust deed on 9 lots in
  Lancaster , CA with principal
  and interest due at maturity;
  interest at Prime + 1%; maturing
  July 1, 1998                        752,000                ---

-----------------------------------------------------------------
  Total notes payable             $ 6,929,000        $ 6,452,000
=================================================================

Future principal payments to be paid as of December 31, 1997 are as follows:



Years ending December 31,
-----------------------------------------------------------------
1998                           $4,775,000
1999                            2,154,000
-----------------------------------------------------------------
                               $6,929,000
=================================================================


                              F-66
(8) Income Taxes

LCR and Silverwood file separate Federal and State income tax returns. LCR and Silverwood have been consolidated for the following schedules.

A reconciliation of income tax expense (benefit) at the Federal statutory rate of 34% to LCR's and Silverwood's provision for taxes is as follows:


                           1997           1996          1995
-----------------------------------------------------------------
Income tax benefit at
 the statutory rate    $  (266,000)   $(1,026,000)   $  (365,000)
State tax benefit, net
 of Federal tax benefit    (48,000)      (184,000)       (66,000)
Valuation allowance        308,000      1,204,000        430,000
Other                        6,000          6,000          1,000
-----------------------------------------------------------------
Total                          ---            ---            ---
=================================================================

As of December 31, 1997, LCR and Silverwood have net operating loss carryforwards of approximately $420,000, expiring at various dates through 2012.




















                              F-67
The components of the consolidated net deferred tax asset at December 31, 1997, 1996 and 1995 are as follows:

                           1997           1996          1995
-----------------------------------------------------------------
Net operating loss
 carryforwards         $   156,000    $    78,000    $       ---
Provision for losses
 on real estate          1,629,000      1,563,000        557,000
Capitalized interest        38,000         (1,000)        46,000
Interest not
 deductible until paid     291,000        185,000         79,000
Section 263A expenses       80,000         61,000            ---
-----------------------------------------------------------------
                         2,194,000      1,886,000        682,000
-----------------------------------------------------------------
Less valuation
 allowance              (2,194,000)    (1,886,000)      (682,000)
-----------------------------------------------------------------
                       $       ---    $       ---    $       ---
=================================================================

The net change in the total valuation allowances for the years ended December 31, 1997 and 1996 was an increase of $308,000 and $1,204,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based upon the losses of LCR and Silverwood, management has determined that part or all of the consolidated deferred tax assets may not be realized in the future. Accordingly, management has provided a valuation allowance against the value of the deferred tax asset.








                              F-68



(9) Contingencies

There are no material pending legal proceedings other than ordinary routine litigation incidental to LCR's business. Based on part of advice of legal counsel, management does not believe that the results of any of these matters will have a material impact on LCR's financial position or results of operations.






































                              F-69