Form 10-Q
period 1998-03-31
CENTENNIAL MORTGAGE INCOME FUND
filed 1998-05-15
CIK 736980

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

     [X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1998
                             or

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
                         A Limited Partnership

                     Consolidated Balance Sheets

                                     March 31,       December 31,
                                       1998             1997
   Assets                           (Unaudited)
-----------------------------------------------------------------
Cash and cash
  equivalents                     $ 2,772,000       $ 1,018,000

Real estate loans
  receivable, earning                 308,000           782,000
Real estate loans
  receivable, nonearning            1,060,000         1,072,000
Real estate loans receivable
  from unconsolidated investee,
  earning (note 4)                    460,000           752,000
Real estate loans receivable
  from unconsolidated investee,
  nonearning (note 4)               1,279,000         1,241,000
-----------------------------------------------------------------
                                    3,107,000         3,847,000

Less allowance for possible
  loan losses                         714,000           714,000
-----------------------------------------------------------------
Net real estate loans receivable    2,393,000         3,133,000
-----------------------------------------------------------------
Real estate owned, held
  for sale, (note 3)                7,450,000         7,450,000
Real estate owned, insubstance
  foreclosed (note 3)                     ---         1,040,000
-----------------------------------------------------------------
                                    7,450,000         8,490,000





   See accompanying notes to consolidated financial statements
                              1
           CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                        A Limited Partnership

                     Consolidated Balance Sheets
                           (Continued)

                                     March 31,       December 31,
                                       1998             1997
   Assets                           (Unaudited)
-----------------------------------------------------------------
  Less allowance for
   possible losses on
   real estate owned                2,055,000         2,354,000
-----------------------------------------------------------------
    Net real estate owned           5,395,000         6,136,000
-----------------------------------------------------------------
Accrued interest receivable               ---             5,000
Due from unconsolidated investee       27,000            58,000
Other assets, net                      63,000            47,000
-----------------------------------------------------------------
                                  $10,650,000       $10,397,000
=================================================================
























  See accompanying notes to consolidated financial statements
                              2
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

                 Consolidated Balance Sheets
                         (Continued)

                                       March 31,     December 31,
                                         1998           1997
  Liabilities and Partners' Equity    (Unaudited)
-----------------------------------------------------------------
Note payable (note 5)                $ 2,417,000    $ 2,421,000
Notes payable to affiliates (note 4)     179,000         73,000
Accounts payable and
  accrued liabilities                      2,000         20,000
Interest and property taxes
  payable on real estate owned            37,000            ---
Interest payable to affiliates on
  notes secured by real estate            39,000         39,000
Payable to affiliates (note 4)             1,000            ---
Deferred profit on
  equity participation                   289,000        289,000
-----------------------------------------------------------------
   Total liabilities                   2,964,000      2,842,000
-----------------------------------------------------------------
Partners' equity (deficit)
  -- 38,729 limited partnership
  units outstanding as of
  March 31, 1998 and December 31, 1997
    General partners                    (525,000)      (525,000)
    Limited partners                   8,211,000      8,080,000
-----------------------------------------------------------------
    Total partners' equity             7,686,000      7,555,000

Contingencies (note 6)
-----------------------------------------------------------------
                                     $10,650,000    $10,397,000
=================================================================








   See accompanying notes to consolidated financial statements
                              3
          CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                        A Limited Partnership

               Consolidated Statements of Operations

          For the three months ended March 31, 1998 and 1997
                                     1998           1997
                                 (Unaudited)      (Unaudited)
-----------------------------------------------------------------
Revenue:
Interest income on loans
  to nonaffiliates,
  including fees                 $  169,000       $   27,000
Interest income on loans
  to affiliates,
  including fees                     14,000            1,000
Interest on interest-
  bearing deposits                   19,000           21,000
Income from operations
  of real estate owned              159,000          238,000
Gain on sale of real estate owned    21,000              ---
Other                                 1,000            6,000
-----------------------------------------------------------------
    Total revenue                   383,000          293,000
-----------------------------------------------------------------
Expenses:
Share of losses
  in unconsolidated
  investee                           54,000           29,000
Operating expenses
  from operations
  of real estate owned               36,000           37,000
Operating expenses
  from operations of
  real estate owned
  paid to affiliate                   8,000           11,000
Expenses associated
  with non-operating
  real estate owned                  35,000           44,000
Depreciation and
  amortization expense                2,000            3,000
Interest expense                     67,000          103,000



   See accompanying notes to consolidated financial statements
                              4
          CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                        A Limited Partnership

               Consolidated Statements of Operations
                         (Continued)


      For the three months ended March 31, 1998 and 1997
                                   1998              1997
                                 (Unaudited)      (Unaudited)
-----------------------------------------------------------------
General and administrative,
  affiliates                         51,000           51,000
General and administrative,
  nonaffiliates                      22,000           17,000
Mortgage investment servicing
  fees paid to affiliate              1,000            1,000
-----------------------------------------------------------------
    Total expenses                  276,000          296,000
-----------------------------------------------------------------
Income (loss) before
  minority interest                 107,000         (  3,000)

Minority interest                    24,000           44,000
-----------------------------------------------------------------
  Net income                    $   131,000      $    41,000
=================================================================
Net income per limited
  partnership unit              $      3.38      $      1.06
=================================================================















   See accompanying notes to consolidated financial statements
                              5
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                    A Limited Partnership

           Consolidated Statement of Partners' Equity


         For the three months ended March 31, 1998

                                                        Total
                         General        Limited        Partners'
                         Partners       Partners        Equity
                       (Unaudited)    (Unaudited)    (Unaudited)
-----------------------------------------------------------------
Balance at
  December 31, 1997   $  (525,000)   $  8,080,000   $  7,555,000

Net income                    ---         131,000        131,000
-----------------------------------------------------------------
Balance at
  March 31, 1998      $  (525,000)   $  8,211,000   $  7,686,000
=================================================================























   See accompanying notes to consolidated financial statements
                              6
       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                    A Limited Partnership

             Consolidated Statements of Cash Flows


      For the three months ended March 31, 1998 and 1997

                                   1998              1997
                                (Unaudited)       (Unaudited)
-----------------------------------------------------------------
Cash flows from
 operating activities:
  Net income                    $   131,000      $    41,000
  Adjustments to reconcile
   net income to net cash
   provided by (used in)
   operating activities:
     Interest accrued
      to principal                  (14,000)          (1,000)
     Depreciation and
      amortization                    2,000            3,000
     Minority interest              (24,000)         (44,000)
     Equity in losses of
      unconsolidated investee        54,000           29,000
     Gain on sale of real
      real estate owned             (21,000)             ---
     Amortization of unearned
      Loan fees                      (5,000)             ---
Changes in assets
  and liabilities:
   (Increase) decrease in accrued
    interest receivable               5,000           (1,000)
   Increase in other assets         (18,000)         (62,000)
   Decrease in accounts
    payable and accrued
    liabilities                     (18,000)          (3,000)
   Increase in interest
    and taxes payable
    on real estate owned             37,000           43,000
   (Increase) decrease in due
    from unconsolidated investee     31,000          (10,000)



   See accompanying notes to consolidated financial statements
                              7
       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                  A Limited Partnership

          Consolidated Statements of Cash Flows
                       (Continued)


       For the three months ended March 31, 1998 and 1997

                                   1998              1997
                                (Unaudited)       (Unaudited)
-----------------------------------------------------------------
   Increase in payable
    to affiliates                     1,000              ---
-----------------------------------------------------------------
     Net cash provided by
      (used in)operating
      activities                    161,000           (5,000)
-----------------------------------------------------------------
Cash flows from
  investing activities:
   Principal collected
    on loans                        826,000           53,000
   Advances on loans made to
    unconsolidated investee        (114,000)        (179,000)
   Advances on loans
    made to customers                (7,000)             ---
   Capital expenditures
    for real estate owned               ---           (1,000)
   Proceeds from sale of
    real estate owned               762,000              ---
-----------------------------------------------------------------
Net cash provided by (used in)
     investing activities         1,467,000         (127,000)
-----------------------------------------------------------------
Cash flows from
  financing activities:
   Proceeds from notes
    payable to affiliates           130,000            1,000
   Principal payments
    on notes payable                 (4,000)             ---
-----------------------------------------------------------------




   See accompanying notes to consolidated financial statements
                              8
       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                  A Limited Partnership

          Consolidated Statements of Cash Flows
                       (Continued)


       For the three months ended March 31, 1998 and 1997

                                   1998              1997
                                (Unaudited)       (Unaudited)
-----------------------------------------------------------------
Net cash provided by
    financing activities            126,000            1,000
-----------------------------------------------------------------
Net increase (decrease)
    in cash and
    cash equivalents              1,754,000         (131,000)

Beginning cash and
  cash equivalents                1,018,000        1,712,000
-----------------------------------------------------------------
Ending cash and cash
  equivalents                   $ 2,772,000      $ 1,581,000
=================================================================
Supplemental schedule of
  cash flow information:
   Cash paid during
    the quarter for:
      Interest                  $   65,000      $   100,000















   See accompanying notes to consolidated financial statements
                              9
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

           Notes to Consolidated Financial Statements
                           (Unaudited)

                     March 31, 1998 and 1997

(1)  BUSINESS

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

As of March 31, 1998, a majority of the loans secured by operating properties have been repaid to the Partnership. However, during the early 1990's, real estate market values for undeveloped land in California declined severely. As the loans secured by undeveloped land and certain operating properties became delinquent, management of the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership has become a direct investor in this real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell this real estate owned.

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


                             10
Results for the three months ended March 31, 1998 and 1997 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

Information pertaining to the three months ended March 31, 1998 and 1997 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

The condensed consolidated financial statements do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Notes to consolidated financial statements included in Form 10-K for the year ended December 31, 1997 on file with the Securities and Exchange Commission, provide additional disclosures and a further description of accounting policies.

Net Income per Limited Partnership Unit

Net income per limited partnership unit for financial statement purposes was based on the weighted average number of limited partnership units outstanding of 38,729 for all periods presented.

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

At March 31, 1998, the carrying value of loans that are considered to be impaired totaled $2,557,000 (of which $2,339,000 were on nonaccrual status). At March 31, 1998, the allowance for possible loan losses related to loans considered impaired totaled $714,000. There were five loans to an unconsolidated investee

                             11
considered impaired for which there is no related allowance for possible loan losses at March 31, 1998. However, the unconsolidated investee has recorded an allowance for losses of $4,148,000 and the Partnership's proportionate share of losses in unconsolidated investee reflects the majority of this allowance. One of the loans receivable is recorded with a corresponding deferred profit liability of $289,000. There was a $121,000 investment in impaired loans during the three months ended March 31, 1998. For the three months ended March 31, 1998, the Partnership recognized interest income on impaired loans of $159,000 which included $151,000 of interest income recognized using the cash basis method of income recognition.


(3)  REAL ESTATE OWNED

Real estate owned consists of the following:
                                     (dollars in thousands)
                                      March 31,      December 31,
                                        1998             1997
-----------------------------------------------------------------
1.  Shopping Center in Upland, CA    $  4,628        $  4,628
2.  19 acres in Sacramento, CA          2,822           2,822
3.  Condominiums in Oxnard, CA            ---           1,040
-----------------------------------------------------------------
Total real estate owned              $  7,450        $  8,490
=================================================================

Prior to its sale, property No. 3 was accounted for as insubstance foreclosure under SFAS 118 as the Partnership did not hold legal title to this property, but the borrower surrendered the collateral to the control of the Partnership.

 (4)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, Centennial Corporation ("CC") is entitled to receive from the Partnership mortgage investment servicing fees for loans serviced equal to an annual rate of 1/4 of 1 percent of the committed amount to be funded by the Partnership. The Partnership incurred $1,000 of mortgage investment servicing fees for the three months ended March 31, 1998 and 1997, respectively.

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in
                               12
supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not yet received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners during the three months ended March 31, 1998 or 1997.

The Partnership owns 50 percent of the outstanding capital stock of a corporation which has not been consolidated in the accompanying financial statements, LCR Development, Inc., ("LCR"). The balance of outstanding capital stock in this corporation is owned by Centennial Mortgage Income Fund II ("CMIF II"), an affiliate. LCR has invested in a joint venture, Silverwood Homes ("Silverwood") which is constructing homes in Lancaster, CA. The Partnership has participated in making several loans to this corporation and joint venture. Under the equity method of accounting, these loans are a component of the Partnership's investment in LCR, and therefore, the Partnership has recorded losses by LCR as a reduction of the carrying value of these loans receivable.

The Partnership holds a $1,250,000 unsecured note and holds a 50 percent participation in a $2,115,000 unsecured note, both due from LCR. The Partnership's share of the $2,115,000 note at March 31, 1998 is $1,055,000 and the Partnership had applied $1,055,000, a portion of its of cumulative losses from unconsolidated investees, against the carrying value of the note as of that same date. The Partnership has also applied $1,250,000 of cumulative losses from unconsolidated investees against the carrying value of the $1,250,000 note as of March 31, 1998. The Partnership has not accrued its share of interest on these notes which was approximately $759,000 as of March 31, 1998.

Silverwood began constructing a model home complex at the project in June 1995. Construction commenced in September 1995 on Phase I and February 1997 on Phase II at the project. At March 31, 1998, the Partnership holds a 50 percent participation in four

                             13
notes, due from Silverwood including a land development loan, a model home loan and two home construction loans. The Partnership's disbursed balance of the $3,265,700 development loan at March 31, 1998, is $1,304,000 and the Partnership had applied $435,000, the balance of cumulative losses from unconsolidated investees, against the carrying value of the note as of the same date. The Partnership's disbursed balance of the $490,000 model loan at March 31, 1998 is $239,000. At March 31,
1998 the Partnership's disbursed balance of the $1,034,000 Phase I construction loan is $171,000. At March 31, 1998, the Partnership's disbursed balance of the $870,000 Phase II construction loan is $460,000.

The consolidated balance sheet and statement of operations of LCR Development, Inc. have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in the corporation using the equity method. The following represents condensed financial information for LCR at March 31, 1998 and for the three months ended March 31, 1998 and 1997:





























                             14

                       LCR Development, Inc.
                    Consolidated Balance Sheet
                          (Unaudited)

                                                  March 31,
  Assets                                            1998
-----------------------------------------------------------------
Cash                                             $    23,000
Restricted cash                                       20,000

Real estate owned, held for investment             6,657,000
Less allowance for losses
  on real estate investment                        4,148,000
-----------------------------------------------------------------
Net real estate owned                              2,509,000

Organization costs                                     1,000
-----------------------------------------------------------------
                                                 $ 2,553,000
=================================================================

  Liabilities and Stockholders' Deficit
-----------------------------------------------------------------
Notes payable to affiliates
  CMIF                                           $ 4,479,000
  CMIF II                                          2,214,000
-----------------------------------------------------------------
Total notes payable                                6,693,000

Accounts payable and accrued liabilities               9,000
Interest and taxes payable on real property        1,544,000
Payable to affiliates                                 46,000
-----------------------------------------------------------------
Total liabilities                                  8,292,000

Stockholders' deficit                             (5,739,000)
-----------------------------------------------------------------
                                                 $ 2,553,000
=================================================================






                              15
                  LCR Development, Inc.
            Consolidated Statement of Operations
                       (Unaudited)

                                  Three months     Three months
                                      ended           ended
                                  March 31, 1998   March 31, 1997
-----------------------------------------------------------------
Housing sales                     $   418,000    $    92,000

Cost of housing sales                 383,000        104,000
Provision for losses                  135,000        138,000
Selling and marketing expenses         24,000         29,000
General and administrative expenses     9,000         15,000
-----------------------------------------------------------------
Operating income (loss)              (133,000)      (194,000)
Interest expense                      105,000            ---
-----------------------------------------------------------------
Net loss before income taxes         (238,000)      (194,000)
Income taxes                            1,000          1,000
-----------------------------------------------------------------
Net loss                          $  (239,000)   $  (195,000)
=================================================================
Interest expense not included
  in share of losses                 (131,000)      (138,000)
-----------------------------------------------------------------
Allocable net loss                $  (108,000)   $   (57,000)
=================================================================
Share of loss recorded            $   (54,000)   $   (29,000)
=================================================================

The Partnership owns an interest in BNN Development, Inc., the corporation which owns the 19 acres in Sacramento, California jointly with an affiliated entity, CMIF III. At March 31, 1998, the ownership percentages are 86.25 for the Partnership and 13.75 for CMIF III. The assets and liabilities of this corporation have been consolidated in the accompanying consolidated financial statements. Notes payable and interest payable to affiliates on notes secured by real estate owned includes $564,000 and $473,000 at March 31, 1998 and December 31, 1997, respectively, and the Partnership had cumulatively applied $385,000 and $361,000, of minority interest share of losses from this corporate joint venture against the note payable to affiliates balance as of the same dates. The notes payable to affiliates balance reflects CMIF III's share of a note payable by the corporation to the Partnership and CMIF III. The note bears interest at 15 percent fixed and matures August 1, 1998.
                             16

(5) NOTE PAYABLE


Note payable consists of the following:
                                    (dollars in thousands)
                                     March 31,    December 31,
                                       1998          1997
-----------------------------------------------------------------

Note payable secured by
  shopping center in
  Upland, CA with interest
  and principal payments due
  monthly of $24,000; interest
  rate of 9.5 percent ,which may
  be adjusted based on changes in
  the LIBOR rate,
  maturing June 1, 2007              $  2,417          $  2,421
-----------------------------------------------------------------
  Total note payable                 $  2,417          $  2,421
=================================================================

(6) CONTINGENCIES

Unbeknownst to the Partnership, on July 19, 1996, a default was entered against the Partnership for failure to respond to a complaint filed on July 17, 1995 in the San Bernardino Superior Court, entitled Henry Yong Lim et al -vs- Cardinal Security, et al and allegedly served on the Partnership in May 1996. As shown by the proofs of service, the complaint was served on the wrong party in 1996. The Partnership first became aware of its involvement in this lawsuit in September 1997 when it received copies of requests for entry of default judgement totaling approximately $1,000,000. The judgements involved damages and injuries allegedly suffered by the plaintiffs as a result of an altercation between the plaintiffs, other third parties and security guards employed by the Partnership at its shopping center in Upland, California. The request for judgement names Centennial Mortgage Income Fund Partnership as a defendant in this action. Since the Partnership was never served with the complaint and had no other way of knowing about this action, the Partnership has retained legal counsel to set aside the defaults


                             17
and any default judgements which may have been entered, due to the lack of proper service and notice. The Partnership has tendered this action to its liability insurance carrier for legal and liability coverage. The default judgement has been set aside and the plaintiff's have appealed. Management intends to vigorously defend any future actions related to this matter. Management believes that even if the plaintiff's prevail in these actions, the Partnership's insurance coverage and/or the security company's insurance carrier should prevent the Partnership from suffering a material loss from these proceedings.

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
































                             18
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND  RESULTS OF OPERATIONS.

GENERAL

The Partnership had net income and net income per limited partnership unit of $131,000 and $3.38 for the three months ended March 31, 1998 and $41,000 and $1.06 for the three months ended March 31, 1997, respectively. The increase in income from March 31, 1997 to March 31, 1998 is primarily the result of a loan receivable payoff during January 1998 which included the repayment of $144,000 of previously nonaccrued interest.

Cautionary Statements Regarding Forward-Looking Information

The Partnership wishes to caution readers that the forward-looking statements contained in this Form 10-Q under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q involve known and unknown risks and uncertainties which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by any forward-looking statements made by or on behalf of the Partnership. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Partnership is filing the following cautionary statements identifying important factors that in some cases have affected, and in the future could cause the Partnership's actual results to differ materially from those expressed in any such forward-looking statements.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Partnership had $2,772,000 in cash and interest-bearing deposits. The Partnership had no unfunded loan commitments to nonaffiliates at March 31, 1998. During the first quarter of 1998, the Partnership's principal sources of cash were: i) $762,000 in proceeds from the sale of real estate owned;
ii)$642,000 in principal and nonaccrued interest payments on loans receivable; iii) $328,000 in principal reductions on loans receivable from affiliates (LCR); iv) $130,000 of loan proceeds from affiliates (CMIF III loans to BNN); v) $115,000 in net operating income from real estate owned; and vi) $58,000 in other interest income. The Partnership's principal uses of cash during the first quarter of 1998 were: i) $114,000 in advances on loans made to LCR; ii) $65,000 in interest payments; and iii) $73,000 in general and administrative costs.

The Partnership's notes payable commitments for the next year consist of interest and principal payments due of approximately $288,000. In addition to the note payable commitments, the Partnership's principal capital requirements include: i) real property taxes and bonds on real estate owned of approximately $142,000 payable during the next twelve months, and ii) selling, general and administrative costs. These commitments are expected to be paid from existing cash balances, future loan payoffs, and the sale of real estate owned.

The Partnership is continuously evaluating various alternative strategies for liquidating its real estate assets. These alternative strategies include the potential joint venture and/or build out of certain of the Partnership's properties in order to increase their marketability and maximize the return to the limited partners. In the event the Partnership decides to implement some of these strategies, it may require the reinvestment of proceeds received from the payoff of existing loans and/or the sale of other real estate assets. The decision to invest additional cash in existing assets will only be made if, based on management's best judgment at the time, there is a clear indication that such investment will generate a greater return to the limited partners than any other strategies available to the Partnership. During 1995, the Partnership, through its 50 percent owned corporation, LCR, entered into a joint venture agreement with Home Devco, Inc. ("Home Devco"), an affiliated entity, entitled Silverwood Homes ("Silverwood").For further information see note 4 of Notes to Consolidated Financial Statements.

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

Management believes that current and projected liquidity is sufficient to fund operating expenses and to meet the contractual obligations and cash flow operating requirements of the Partnership. Until recently, the general partners believed that the cash proceeds from mortgage reductions and the sale of real estate owned should be retained by the Partnership until such time as it was assured that it had sufficient cash to fulfill any potential operating requirements. Due to the substantial real estate and loan receivable balances, these potential operating costs were considered to be very significant. Based upon recent developments, the general partners have determined that the Partnership will make a distribution to its limited partners by the end of July 1998. The amount of this distribution is still undetermined due to certain pending and proposed escrows discussed below, but should be at least $2,000,000 or $51 per limited partner unit.


RESULTS OF OPERATIONS

Management has noted that the long-term downturn in the real estate industry in California has not only stabilized, it has improved considerably in many sectors of the market. The improving real estate markets were a significant factor in the increased profitability of the Partnership during 1998.

As of March 31, 1998, most of the earning nonaffiliated loans have been repaid to the Partnership. As a result of these payoffs, interest income on loans to nonaffiliates is no longer expected to be a major contributor to the Partnership's future revenue. However, during the first quarter of 1998, a previously impaired loan was repaid together with approximately $144,000 in previously nonaccrued interest. This nonaccrued interest was recorded as income in the quarter ended March 31, 1998. As a result, interest income on loans to nonaffiliates, including fees, increased to $169,000 during the three months ended March 31, 1998 from $27,000 for the comparable three months in 1997.

Interest income on loans to unconsolidated investee, including fees, totaled $14,000 and $1,000 for the three months ended March 31, 1998 and 1997, respectively. Interest income on loans to unconsolidated investee represents interest earned on the Silverwood loans. The increase for 1998 is due to the new Phase II loan to Silverwood which was funded during the second half of 1997.

The outstanding principal balance of loans on nonaccrual at March 31, 1998 totaled $2,339,000 as compared with $2,566,000 at March 31, 1997. Loans on "nonaccrual" refers to loans upon which the Partnership is no longer accruing interest. Management's policy is to cease accruing interest on loans when interest and/or principal repayments become 90 days past due. Had interest accrued through the first three months of 1998 and 1997 on the affiliated and nonaffiliated nonaccrual loans, interest income would have been approximately $113,000 and $133,000 higher than was actually reported for those periods.

Real estate loans receivable, earning is comprised of two loans totaling $308,000 as of March 31, 1998 that are performing. However, one of the loans totaling $218,000 was classified as impaired. The value of the underlying collateral of this loan has declined substantially and the loan has been offset by a $30,000 allowance for losses as of March 31, 1998.

Real estate loans receivable, nonearning is comprised of four past due or renegotiated loans totaling $1,060,000 as of March 31, 1998. These loans are offset by $973,000 in deferred profit and allowance for possible losses. Most of the borrowers have little or no equity in the underlying collateral for the loans and as a result, these loans effectively represent an investment in the real estate held as collateral. Therefore, these loans are carried on the balance sheet at the fair value of the collateral or have been fully reserved.

Real estate loans receivable from unconsolidated investees, earning and nonearning represent loans to LCR, an unconsolidated corporation 50 percent owned by the Partnership, and loans to Silverwood homes, a subsidiary of LCR.

The real estate owned balance before allowance for possible losses at March 31, 1998 and 1997 was $7,450,000 and $11,361,000,
respectively. The balance at March 31, 1998 is comprised of two properties and is offset by a $2,055,000 allowance for possible losses. One of the three properties held at December 31, 1997 was sold during the quarter ended March 31, 1998 and the Partnership received approximately $762,000 in net cash proceeds from the sale.

The following sections entitled Nonaccrual, Nonperforming Loans and Other Loans to Affiliates and Real Estate Owned provide a detailed analysis of these assets.

Nonaccrual, Nonperforming Loans and Other Loans to Affiliates

Loans on nonaccrual and nonperforming status at March 31, 1998 are summarized below:

During 1994, the Partnership renegotiated an equity participation note with an original committed amount of $374,000 secured by a second deed of trust on a 32,431 square foot shopping center in Corona, California. The loan provides for interest due to be payable at loan maturity; however, due to the amount of the senior debt and the decrease in land values, the Partnership has placed the loan on nonaccrual. The principal balance and nonaccrued interest at March 31, 1998 were $376,000 and $154,000 respectively. The Partnership has recorded a reduction of $62,000 against the $376,000 principal balance which represents previously nonaccrued interest and has also recorded a $289,000 deferred profit in connection with this loan. Additionally, due to the recent operating history of the property and the large lien on the property which is senior to the Partnership's note, an allowance for possible losses of $25,000 has also been recorded against this note.

During 1991, the Partnership sold a pad on an existing piece of real estate owned in Corona, California and carried back financing in the amount of $600,000. The Partnership's share of the loan is 77 percent. Due to the loss of a major tenant, the borrower has been unable to make full monthly interest payments in accordance with the original note terms. Management has worked out a forbearance agreement with the borrower for payments equal to the net cash flow from the property. The remaining interest due has been placed on nonaccrual. The Partnership's share of the principal balance and nonaccrued interest at March 31, 1998 were $461,000, and $153,000, respectively.
The Partnership has recorded a $365,000 allowance for possible
losses against this note.   The Partnership has been negotiating
a possible discounted payoff of this note in conjunction with a proposed sale of the property. The amount of the payoff, if it is finalized, would exceed the current net carrying value of the note. However, there is no assurance that these negotiations will ultimately result in a payoff of the note.

During 1989, the Partnership funded a loan with an original committed amount of $343,000 to provide land development financing in Perris, California. The loan matured June 1, 1993 and the borrower was unable to make interest payments or pay off the loan. Given the depressed value of the property and the amount of the delinquent bonds and taxes, the Partnership has elected not to foreclose on this property and has established an allowance for losses of $294,000, to fully reserve the carrying value of the note. The principal balance and nonaccrued interest at March 31, 1998 are $294,000 and $219,000, respectively.

During 1994, the Partnership funded a $1,250,000 unsecured note and a 50 percent participation in a $2,115,000 unsecured note, both representing workout loans and due from LCR. These two loans reflect the majority of the cost basis of 179 residential lots which LCR contributed to Silverwood. LCR's only source of repayment of these notes is the excess, if any, of proceeds from the sale of the fully developed lots over the amount of secured debt. Due to the continuing decline in value of the lots, management does not expect that either of these notes will ever be repaid. As a result, the loans have been placed on nonaccrual. As of March 31, 1998, the principal balance and nonaccrued interest balances of the $1,250,000 note were $1,250,000 and $416,000, respectively. The Partnership's share of the principal and nonaccrued balances of the $2,115,000 note as of the same date were $1,055,000 and $344,000, respectively. As discussed in note 4 of Notes to Consolidated Financial Statements, the Partnership has reduced the carrying value of these notes by $2,305,000, a portion of its share of losses from this unconsolidated investee.

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

Silverwood began constructing a model home complex at the project in June 1995. Construction commenced in September 1995 on Phase I at the project. Construction of Phase II of the project was commenced in February 1997. At March 31, 1998, the Partnership holds a 50 percent participation in three notes and a 100 percent interest in a fourth note due from Silverwood consisting of a land development loan, a model home loan and two home construction loans with a combined disbursed balance of $2,174,000. The Partnership's disbursed balance of the $3,266,000 development loan at March 31, 1998 was $1,304,000.
The Partnership's disbursed balance of the $490,000 model loan at March 31, 1998 was $239,000. At March 31, 1998, the
Partnership's disbursed balance of the $1,034,000 Phase I construction loan was $171,000. At March 31, 1998 the Partnership's disbursed balance of the $870,000 Phase II construction loan was $460,000. As discussed in note 4 of Notes to Consolidated Financial Statements, the Partnership had reduced the carrying value of the land development loan by $434,000, the remainder of its share of losses in unconsolidated investees.

Sales volumes of new homes in the Lancaster area have continued to remain sluggish since 1995 while sales prices have remained relatively flat and construction costs have increased. This has caused a further decline in the value of finished lots and a reduction in the anticipated net proceeds the Partnership expects it might realize from the buildout of homes at the project. Additionally, Silverwood closed escrow on only two homes during the twelve calendar months of 1996, seven homes during the twelve calendar months of 1997, and three homes during the first quarter of 1998, far less than originally anticipated. As a result of these factors, LCR recorded a $207,000, $2,516,000 and $1,077,000 provision for losses on real estate investments during the years ended December 31, 1997, 1996 and 1995, respectively. Additionally, Silverwood has entered into a purchase and sale agreement to sell the 157 remaining undeveloped lots and intends to cease its homebuilding activities. The pending transaction requires the Partnership and CMIF II provide financing to the buyer and is not expected to result in any significant gain or loss. There is no assurance that this transaction will ultimately close escrow.

Real Estate Owned

A description of the Partnership's principal real estate owned and loan classified as insubstance foreclosure during the quarter ended March 31, 1998 follows:

Shopping Center in Upland, California

During the third quarter of 1988, the Partnership foreclosed on a loan secured by this project. The Partnership originally committed $5,600,000 for the rehabilitation of a 33,327 square foot retail center and construction of an automotive service facility in Upland, California. Cost overruns and construction delays prevented the borrower from selling the project and thereby performing on the loan. The property generated net operating income before debt service of $115,000 during the three months ended March 31,1998 and its carrying value before allowance for possible losses was $4,628,000 at March 31, 1998. The property is encumbered by a note of $2,417,000, secured by a first trust deed on the property. The Partnership oversees the management and leasing of the property which is currently 96 percent leased. The Partnership had recorded a $776,000 allowance for losses related to this property as of March 31, 1998.

19 Acres in Sacramento, California

During the third quarter of 1991, the Partnership took a deed in lieu of foreclosure on a second trust deed secured by 19 acres of undeveloped land in Sacramento, California. The property is located in the North Natomas area and is zoned for light-industrial commercial use. The Partnership continues to finalize the entitlement processing, flood issues and provide for utility services for the property. As these issues are finalized and the demand for development land in the area returns, the Partnership intends to list the property for sale. At March 31, 1998, the carrying value before allowance for possible losses of this asset was $2,822,000 and the Partnership had recorded a $1,279,000 allowance for losses related to this project.

4 Condominiums in Oxnard, California

During 1990, the Partnership funded a loan secured by a first trust deed with an original committed amount of $3,000,000 for the construction of 12 condominiums in Oxnard, California. The borrower signed over control to the second trust deed holder in December 1992 and the second trust deed holder, an affiliate, abandoned the property. At that time, the Partnership controlled the property and began receiving 100 percent of all sales proceeds net of selling costs. As a result, the Partnership recorded an insubstance foreclosure on these 12 condominiums. As of December 31, 1997, the Partnership still owned four of the twelve units. During the three months ended March 31, 1998, the Partnership sold these remaining four units. These sales generated approximately $762,000 in net cash proceeds and resulted in a $21,000 gain on sale, after charging off the previously recorded $299,000 allowance for losses against the property.

INTEREST ON INTEREST-BEARING DEPOSITS

Interest earned on interest-bearing deposits totaled $19,000 and $21,000 for the three months ended March 31, 1998 and 1997, respectively. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. The decrease in income on interest-bearing deposits is principally due to decreased cash balances for the three months ended March 31, 1998.

INCOME FROM OPERATIONS OF REAL ESTATE OWNED

Income from operations of real estate owned consists of rental income of $159,000 and $238,000 for the three months ended March 31, 1998 and 1997, respectively. The 1997 revenues are from the Upland shopping center and the auto retail center in Corona while the 1998 revenues include only the Upland shopping center due to sale of the auto retail center in the third quarter of 1997.

PROVISION FOR POSSIBLE LOSSES

There was no provision for possible losses for the three months ended March 31, 1998 or 1997. The provision for possible losses results from the change in the allowance for possible losses and the allowance for possible losses on real estate owned net of charge-offs, if any. Management believes that the allowance for possible losses at March 31, 1998 is adequate to absorb the known and inherent risk in the Partnership's loan and real estate owned portfolio.

SHARE OF LOSSES IN UNCONSOLIDATED INVESTEE

The Partnership has invested in a corporation in which it has less than a majority ownership and accounts for this investment using the equity method. The Partnership's share of losses in this unconsolidated investee was $54,000 and $29,000 for the three months ended March 31, 1998 and 1997, respectively. The share of losses consists primarily of provisions for losses on real estate investments and interest expense related to the 179 lots in Lancaster owned by LCR. The inrease for 1998 is due to an increase in interest expense recorded by LCR during 1998.

OTHER EXPENSES

Operating expenses from operations of real estate owned were $36,000 and $37,000 for the three months ended March 31, 1998 and 1997, respectively. The 1997 expenses were associated with both the Upland shopping center and the auto retail center in Corona while the 1998 expenses excluded the auto retail center. The 1998 expense for Upland actually increased $17,000. The increase was due to a retroactive $15,000 property tax refund received during 1997 (this refund resulted from a valuation appeal by the Partnership and was recorded as an offset against 1997 expenses) and additional roofing expenses incurred in 1998 which were not required in 1997. The Upland increase was offset by the decrease due to the sale of the auto retail center.

Operating expenses from operations of real estate owned paid to affiliates were $8,000 and $11,000 for the three months ended March 31, 1998 and 1997, respectively. The operating expenses consist of property management fees paid to affiliates of the general partners.

Expenses associated with non-operating real estate owned were $35,000 and $44,000 for the three months ended March 31, 1998 and 1997, respectively. The expenses relate to the 19 acres in Sacramento and the condominiums in Oxnard. The decrease for the three months ended March 31, 1998 is due to a decrease in consulting services related to entitlement work on the 19 acres.

Depreciation and amortization expense was $2,000 and $3,000 for the three months ended March 31, 1998 and 1997, respectively, related to leasehold improvements at the Upland Shopping Center and furniture and fixtures of the Partnership.

Interest expense was $67,000 and $103,000 for the three months ended March 31, 1998 and 1997, respectively. The interest expense during 1997 relates to both the Upland Shopping Center, the 19 acres in Sacramento, California. In December 1997, the loan secured by the 19 acres in Sacramento was repaid. Accordingly, interest expense during 1998 no longer includes interest on this note which caused the decrease from 1997 to 1998.

General and administrative expenses, affiliates totaled $51,000 and $51,000 for the three months ended March 31, 1998 and 1997, respectively. These expenses are primarily salary allocation reimbursements paid to affiliates.

General and administrative expenses, nonaffiliates totaled
$22,000 and $17,000 for the three months ended March 31, 1998 and 1997, respectively. These expenses consist of other costs associated with the administration of the Partnership. The increase for 1998 is primarily due to an increase in professional fees.

Mortgage investment servicing fees totaled $1,000 for both the three months ended March 31, 1998 and 1997, respectively. This consists of fees paid to Centennial Corporation for servicing the Partnership's loan portfolio.



























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


CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
A California Limited Partnership


By:/s/John B. Joseph
_________________________________
John B. Joseph
General Partner                                    May 15, 1998


By:/s/Ronald R. White
_________________________________
Ronald R. White
General Partner                                    May 15, 1998


By:  CENTENNIAL CORPORATION
     General Partner


/s/Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer                            May 15, 1998