Form 10-Q
period 1998-09-30
CENTENNIAL MORTGAGE INCOME FUND
filed 1998-11-16
CIK 736980

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

     [X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998
                             or

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
                         A Limited Partnership

                     Consolidated Balance Sheets

                                   September 30,     December 31,
   Assets                              1998             1997
                                    (Unaudited)
-----------------------------------------------------------------
Cash and cash
  equivalents (note 3)            $ 1,829,000       $ 1,018,000

Real estate loans
  receivable, earning                 313,000           782,000
Real estate loans
  receivable, nonearning            1,067,000         1,072,000
Real estate loans receivable
  from unconsolidated investee,
  earning (note 5)                     87,000           752,000
Real estate loans receivable
  from unconsolidated investee,
  nonearning (note 5)                 732,000         1,241,000
-----------------------------------------------------------------
                                    2,199,000         3,847,000

Less allowance for possible
  loan losses                         569,000           714,000
-----------------------------------------------------------------
Net real estate loans receivable    1,630,000         3,133,000
-----------------------------------------------------------------
Real estate owned, held
  for sale, (notes 4 and 6)         7,450,000         7,450,000
Real estate owned, insubstance
  foreclosed (note 4)                     ---         1,040,000
-----------------------------------------------------------------
                                    7,450,000         8,490,000





   See accompanying notes to consolidated financial statements
                               1
           CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                        A Limited Partnership

                     Consolidated Balance Sheets
                           (Continued)

                                   September 30,     December 31,
                                       1998             1997
   Assets                           (Unaudited)
-----------------------------------------------------------------
  Less allowance for
   possible losses on
   real estate owned                2,355,000         2,354,000
-----------------------------------------------------------------
    Net real estate owned           5,095,000         6,136,000
-----------------------------------------------------------------
Accrued interest receivable             1,000             5,000
Due from unconsolidated investee          ---            58,000
Other assets, net                      59,000            47,000
-----------------------------------------------------------------
                                   $8,614,000       $10,397,000
=================================================================
























  See accompanying notes to consolidated financial statements
                              2
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

                 Consolidated Balance Sheets
                         (Continued)

                                   September 30,     December 31,
                                       1998             1997
Liabilities and Partners' Equity    (Unaudited)
-----------------------------------------------------------------
Note payable (note 6)                $ 2,396,000    $ 2,421,000
Note payable to
  affiliate (note 5)                     136,000         73,000
Accounts payable and
  accrued liabilities                     83,000         20,000
Interest and property taxes
  payable on real estate owned            36,000            ---
Interest payable to affiliate on
  note secured by
  real estate (note 5)                    39,000         39,000
Payable to affiliates                     19,000            ---
Deferred profit on
  equity participation                   289,000        289,000
-----------------------------------------------------------------
   Total liabilities                   2,998,000      2,842,000
-----------------------------------------------------------------
Partners' equity (deficit)
  -- 38,729 limited partnership
  units outstanding as of
  September 30, 1998 and
  December 31, 1997
    General partners                    (525,000)      (525,000)
    Limited partners                   6,141,000      8,080,000
-----------------------------------------------------------------
    Total partners' equity             5,616,000      7,555,000

Commitments (note 7)
Contingencies (note 8)
-----------------------------------------------------------------
                                      $8,614,000    $10,397,000
=================================================================




   See accompanying notes to consolidated financial statements
                               3
          CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                        A Limited Partnership

               Consolidated Statements of Operations
                          (Unaudited)

                        Nine Months             Three Months
                     Ended September 30,     Ended September 30,
                      1998       1997         1998       1997
-----------------------------------------------------------------
Revenue:
Interest income on loans
 to nonaffiliates,
 including fees   $  304,000  $   89,000  $  114,000  $   34,000
Interest income
 on loans to
 affiliates,
 including fees       31,000      20,000       7,000      13,000
Interest on interest-
 bearing deposits     65,000      53,000      22,000      16,000
Income from
 operations of real
 estate owned        500,000     597,000     162,000     161,000
Gain on sale of
 real estate owned    21,000         ---         ---         ---
Other                  1,000       6,000         ---         ---
-----------------------------------------------------------------
   Total revenue     922,000     765,000     305,000     224,000

Expenses:
Provision for
 possible losses     155,000         ---     155,000         ---
Share of losses in
 unconsolidated
 investee (note 5)    82,000      91,000       6,000      37,000
Operating expenses
 from operations of
 real estate owned   110,000     114,000      43,000      48,000
Operating expenses
 from operations
 of real estate
 owned paid to
 affiliates           25,000      31,000      10,000       8,000



   See accompanying notes to consolidated financial statements
                               4
          CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                        A Limited Partnership

               Consolidated Statements of Operations
                          (Unaudited)
                          (Continued)
                           Nine Months           Three Months
                        Ended September 30,   Ended September 30,
                         1998       1997       1998       1997
-----------------------------------------------------------------
Expenses
 associated with
 non-operating
 real estate owned    97,000     114,000      29,000      39,000
Loss on sale
 of property             ---       6,000         ---       6,000
Depreciation and
 amortization
 expense               6,000      10,000       2,000       3,000
Interest expense     187,000     293,000      56,000      93,000
General and
 administrative,
 affiliates (note 4) 213,000     156,000      69,000      49,000
General and
 administrative,
 nonaffiliates        60,000      84,000      26,000      29,000
Mortgage
 investment
 servicing fees
 paid to affiliates    2,000       3,000       1,000       1,000
-----------------------------------------------------------------
   Total expenses    937,000     902,000     397,000     313,000
-----------------------------------------------------------------
 Loss before
 minority interest   (15,000)   (137,000)    (92,000)    (89,000)

Minority interest     74,000      55,000      45,000       9,000
-----------------------------------------------------------------
Net income(loss)  $   59,000  $  (82,000) $  (47,000) $  (80,000)
=================================================================
Net income (loss)
  per limited
  partnership
  unit            $     1.52  $    (2.12) $    (1.21) $    (2.07)
=================================================================

   See accompanying notes to consolidated financial statements
                               5
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                    A Limited Partnership

           Consolidated Statement of Partners' Equity
                         (Unaudited)

          For the nine months ended September 30, 1998

                                                        Total
                         General        Limited        Partners'
                         Partners       Partners        Equity
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1997   $  (525,000)   $  8,080,000   $  7,555,000

Net income                    ---          59,000         59,000

Distribution to
  limited partners            ---      (1,998,000)    (1,998,000)
-----------------------------------------------------------------
Balance (deficit) at
  September 30, 1998  $  (525,000)   $  6,141,000   $  5,616,000
=================================================================





















   See accompanying notes to consolidated financial statements
                               6
       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                    A Limited Partnership

             Consolidated Statements of Cash Flows
                        (Unaudited)

      For the nine months ended September 30, 1998 and 1997

                                    1998              1997
-----------------------------------------------------------------
Cash flows from
 operating activities:
 Net income (loss)             $    59,000       $   (82,000)
 Adjustments to reconcile
  net income (loss) to net
  cash provided by (used in)
  operating activities:
   Amortization of unearned
    loan fees                       (5,000)           (1,000)
   Provision for possible
    losses                         155,000               ---
   Interest accrued to
    principal on loans
    receivable                      (5,000)          (24,000)
   Depreciation expense              6,000            10,000
   Minority interest               (74,000)          (55,000)
   (Gain) loss on sale of
    real estate owned              (21,000)            6,000
   Share of losses in
    unconsolidated investee         82,000            91,000
Changes in assets
 and liabilities:
  (Increase) decrease in accrued
   interest receivable               4,000            (1,000)
  (Increase) decrease in
   due from unconsolidated
   investee                         58,000           (11,000)
  Increase in
   other assets                    (18,000)           (6,000)
  Increase (decrease) in
   accounts payable and
   accrued liabilities              63,000           (19,000)
  Increase in interest
   and property taxes payable
   on real estate owned             36,000            37,000

   See accompanying notes to consolidated financial statements
                               7
       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                  A Limited Partnership

          Consolidated Statements of Cash Flows
                       (Unaudited)
                       (Continued)

      For the nine months ended September 30, 1998 and 1997

                                    1998              1997
-----------------------------------------------------------------
  Decrease in interest
   payable to affiliates
   on notes secured
   by real estate owned               ---            (4,000)
  Increase in payable
   to affiliates                    19,000            1,000
-----------------------------------------------------------------
   Net cash provided by
    (used in) operating
    activities                     359,000           (58,000)
-----------------------------------------------------------------
Cash flows from
 investing activities:
  Principal collected
   on loans to customers           507,000            10,000
  Principal collected on
   loans made to
   unconsolidated investee       1,287,000           313,000
  Advances on loans made
   to unconsolidated
   investee (note 5)              (196,000)         (760,000)
  Advances on loans made
   to customers                    (22,000)          (13,000)
  Proceeds from sale of
   real estate owned               762,000           929,000
-----------------------------------------------------------------
  Net cash provided by
   investing activities          2,338,000           479,000
-----------------------------------------------------------------






   See accompanying notes to consolidated financial statements
                               8
       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                  A Limited Partnership

          Consolidated Statements of Cash Flows
                       (Unaudited)
                       (Continued)

      For the nine months ended September 30, 1998 and 1997

                                    1998              1997
-----------------------------------------------------------------
Cash flows from
 financing activities:
  Principal advances
   on notes payable
   to affiliates                   137,000            17,000
  Principal payments
   on notes payable                (25,000)          (15,000)
  Principal payments on notes
   payable to affiliates               ---          (134,000)
  Cash distribution to
   limited partners             (1,998,000)              ---
-----------------------------------------------------------------
   Net cash used in
    financing activities        (1,886,000)         (132,000)
-----------------------------------------------------------------
Net increase in
 cash and cash equivalents         811,000           289,000

Beginning cash and
  cash equivalents               1,018,000         1,712,000
-----------------------------------------------------------------
Ending cash and cash
  equivalents                  $ 1,829,000       $ 2,001,000
=================================================================
Supplemental schedule of
 cash flow information:
  Cash paid during
   the nine months for:
    Interest                   $   183,000       $   286,000





   See accompanying notes to consolidated financial statements
                               9
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

           Notes to Consolidated Financial Statements
                           (Unaudited)

                     September 30, 1998 and 1997

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

As of September 30, 1998, a majority of the loans secured by operating properties have been repaid to the Partnership. However, during the early 1990's, real estate market values for undeveloped land in California declined severely. As the loans secured by undeveloped land and certain operating properties became delinquent, management of the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership has become a direct investor in this real estate and intends to manage operating properties and develop raw land until such time as the Partnership is able to sell this real estate owned.

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


                             10
Results for the nine months ended September 30, 1998 and 1997 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

Information pertaining to the nine months ended September 30, 1998 and 1997 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

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

Impaired Loans

The Partnership considers a loan to be impaired when based upon current information and events, it believes it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement. In determining impairment, the Partnership considers large non-homogeneous loans including nonaccrual loans, troubled debt restructuring and performing loans which exhibit, among other characteristics, high loan-to-value ratios, low debt-coverage ratios, or other indications that the borrowers are experiencing increased levels of financial difficulty. The Partnership bases the measurement of collateral-dependent impaired loans on the fair value of the loan's collateral. The amount, by which the recorded investment of the loan exceeds the measure of the impaired loan's value is recognized by recording a valuation allowance.

At September 30, 1998, the carrying value of loans that are considered to be impaired totaled $2,023,000 (of which $1,799,000 were on nonaccrual status). At September 30, 1998, the allowance for possible loan losses related to loans considered impaired totaled $569,000. There were five loans to an unconsolidated investee considered impaired for which there is no related allowance for possible loan losses at September 30, 1998.
                             11
However, the unconsolidated investee has recorded an allowance for losses of $4,144,000 and the Partnership's proportionate share of losses in unconsolidated investee reflects the majority of this allowance. One of the nonaffiliated loans receivable is recorded with a corresponding deferred profit liability of $289,000. There was a $218,000 investment in impaired loans during the nine months ended September 30, 1998. For the nine months ended September 30, 1998, the Partnership recognized interest income on impaired loans of $276,000 which included $238,000 of interest income recognized using the cash basis method of income recognition.

Impact of Accounting Pronouncements Issued but not Adopted by the Partnership

In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued and is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for segment reporting in the financial statements. The Partnership anticipates that the adoption of this pronouncement will not result in disclosures that will be materially different from those presently required.

(3)  CASH AND CASH EQUIVALENTS

At September 30, 1998, the Partnership has approximately
$1,129,000 in cash and cash equivalents held in accounts over the Federal Deposit Insurance Corporation limit. These funds are held in reserve for future operating requirements and future distributions to limited partners.

(4)  REAL ESTATE OWNED

Real estate owned consists of the following:
                                     (dollars in thousands)
                                  September 30,      December 31,
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
=================================================================

                             12
Prior to its sale in the first quarter of 1998, property No. 3 was accounted for as insubstance foreclosure under SFAS 118 as the Partnership did not hold legal title to this property, but the borrower surrendered the collateral to the control of the Partnership.

(5)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, Centennial Corporation ("CC") is entitled to receive from the Partnership mortgage investment servicing fees for loans serviced equal to an annual rate of 1/4 of 1 percent of the committed amount to be funded by the Partnership. The Partnership incurred $2,000 and $1,000 of mortgage investment servicing fees for the nine months ended September 30, 1998 and $3,000 and $1,000 for the nine and three months ended September 30, 1997, respectively.

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not yet received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners during the nine months ended September 30, 1998 or 1997.

The Partnership owns 50 percent of the outstanding capital stock of a corporation which has not been consolidated in the accompanying financial statements, LCR Development, Inc., ("LCR"). The balance of outstanding capital stock in this corporation is owned by Centennial Mortgage Income Fund II ("CMIF II"), an affiliate. LCR has invested in a joint venture, Silverwood Homes ("Silverwood") which is constructing homes in Lancaster, CA. The Partnership has participated in making several loans to this corporation and this joint venture. Under the equity method of accounting, these loans are a component of the Partnership's investment in LCR, and therefore, the Partnership has recorded losses by LCR as a reduction of the carrying value of these loans receivable.
                             13
The Partnership holds a $1,250,000 unsecured note and holds a 50 percent participation in a $2,115,000 unsecured note, both due from LCR. The Partnership's share of the $2,115,000 note at September 30, 1998 is $1,055,000 and the Partnership has applied $1,055,000, a portion of its cumulative losses from unconsolidated investee, against the carrying value of the note as of that same date. The Partnership has also applied $1,250,000 of cumulative losses from unconsolidated investee against the carrying value of the $1,250,000 note as of September 30, 1998. The Partnership has not accrued its share of interest income on these notes which was approximately $850,000 as of September 30, 1998.

Silverwood began constructing a model home complex at the project in June 1995. Construction commenced in September 1995 on Phase I and in February 1997 on Phase II at the project. At September 30, 1998, the Partnership holds a 50 percent participation in three notes, due from Silverwood including a land development loan, a model home loan and a home construction loan on Phase I. The Partnership also holds a 100 percent ownership in a second home construction loan on Phase II. At September 30, 1998, the Partnership's disbursed balance of the $1,034,000 Phase I construction loan is $23,000 and the Partnership had applied $23,000, a portion of the cumulative share of losses from unconsolidated investee, against the carrying value as of the same date. The Partnership's disbursed balance of the $3,266,000 development loan at September 30, 1998, is $1,115,000 and the Partnership had applied $440,000, the balance of cumulative losses from unconsolidated investee, against the carrying value of the note as of the same date. The Partnership's disbursed balance of the $490,000 model loan at September 30, 1998 is $57,000. At September 30, 1998, the Partnership's disbursed balance of the $870,000 Phase II construction loan is $87,000.

The consolidated balance sheet and statement of operations of LCR Development, Inc. have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in the corporation using the equity method. The following represents condensed financial information for LCR at September 30, 1998 and for the nine months ended September 30, 1998 and 1997:








                             14
                       LCR Development, Inc.
                    Consolidated Balance Sheets

                                    September 30,   December 31,
                                         1998           1997
  Assets                             (Unaudited)
-----------------------------------------------------------------
Cash                                $    18,000    $    11,000
Restricted cash                          20,000         20,000

Real estate owned                     5,832,000      6,950,000
Less allowance for losses on
  real estate investment              4,144,000      4,063,000
-----------------------------------------------------------------
Net real estate owned                 1,688,000      2,887,000

Organization costs                          ---          1,000
-----------------------------------------------------------------
                                    $ 1,726,000    $ 2,919,000
=================================================================

  Liabilities and Stockholders' Deficit
-----------------------------------------------------------------
Notes payable to affiliates
  CMIF                              $ 3,587,000      4,679,000
  CMIF II                             2,239,000      2,250,000
-----------------------------------------------------------------
Total notes payable                   5,826,000      6,929,000

Sales deposit                           160,000            ---
Accounts payable
  and accrued liabilities                14,000         38,000
Interest and taxes payable
  on real property                    1,779,000      1,377,000
Payable to affiliates                     5,000         75,000
-----------------------------------------------------------------
Total liabilities                     7,784,000      8,419,000

Stockholders' deficit                (6,058,000)    (5,500,000)
-----------------------------------------------------------------
                                    $ 1,726,000    $ 2,919,000
=================================================================



                             15
                     LCR Development, Inc.
              Consolidated Statements of Operations
                         (Unaudited)

                               Nine months         Nine months
                                  ended               ended
                           September 30, 1998  September 30, 1997
-----------------------------------------------------------------
Housing sales                    $ 1,368,000       $   706,000

Cost of housing sales              1,312,000           725,000
Provision for losses                 215,000           146,000
Selling and marketing expenses        66,000            95,000
General and administrative
  expenses                            28,000            48,000
-----------------------------------------------------------------
Operating (loss)                    (253,000)         (308,000)
Interest expense                     304,000           272,000
-----------------------------------------------------------------
Net loss before income taxes        (557,000)         (580,000)
Income taxes                           1,000             1,000
-----------------------------------------------------------------
Net (loss)                       $  (558,000)      $  (581,000)
=================================================================
Interest not included
  in share of losses                (394,000)         (399,000)
-----------------------------------------------------------------
Allocable net loss               $  (164,000)      $  (182,000)
=================================================================
Share of loss recorded           $   (82,000)      $   (91,000)
=================================================================

The Partnership owns an interest in BNN Development, Inc., the corporation that owns the 19 acres in Sacramento, California jointly with an affiliated entity, CMIF III. At September 30, 1998, the ownership percentages are 86.25 for the Partnership and
13.75 for CMIF III. The assets and liabilities of this corporation have been consolidated in the accompanying consolidated financial statements. Note payable and interest payable to affiliate on note secured by real estate owned includes $610,000 and $473,000 at September 30, 1998 and December 31, 1997, respectively, and the Partnership had cumulatively applied $435,000 and $361,000 of minority interest share of losses from this corporate joint venture against the note payable to affiliate balance as of the same dates. The note payable to affiliate balance reflects CMIF III's share of a note payable by

                             16
the corporation to the Partnership and CMIF III. The note bears interest at 15 percent fixed and matures August 1, 1999.

(6) NOTE PAYABLE


Note payable consists of the following:
                                    (dollars in thousands)
                                  September 30,    December 31,
                                      1998            1997
-----------------------------------------------------------------
Note payable secured by
  shopping center in
  Upland, CA with interest
  and principal payments due
  monthly of $23,048; interest
  rate of 9.5 percent, which may
  be adjusted based on changes
  in the LIBOR rate,
  maturing June 1, 2007             $  2,396         $  2,421
-----------------------------------------------------------------
  Total note payable                $  2,396         $  2,421
=================================================================

(7) COMMITMENTS

The day to day operations of the Partnership and several other affiliated partnerships are carried on by employees of the corporate general partner, Centennial Corporation ("CC"). CC no longer has any significant operations other than the management of these partnerships who are in the repayment stage. During the first quarter of 1998, several employees resigned from their employment at CC. Their resignations were principally due to the anticipated disposition of the majority of the assets owned by the Partnership and other affiliated partnerships in the relatively near future. The disposition of these assets can reasonably be expected to precipitate layoffs, and given the relatively robust job market in Southern California, where the general partners conduct their operations, these employees opted to secure positions with other companies with more promising futures. As of April 1, 1998, CC employed only six employees. All of the remaining employees have been employed by CC for over ten years and have intimate knowledge of the partnerships' operations. The general partners concluded that it would be in

                             17
the best interest of the Partnership to provide the remaining employees with some type of incentive for them to continue working for the partnerships until the majority of the partnerships' assets were liquidated. Accordingly, CC entered into twelve-month employment contracts with each of these employees which expire on March 31, 1999. These employment contracts have been guaranteed by the Partnership and the affiliated partnerships. The contracts include an increase in salary of 10 percent and also provide that if these employees remain employed by CC until the end of the contract term, they will be entitled to severance pay equal to six months base salary. The maximum total salaries, employer taxes, related benefits and severance pay included in these contracts is approximately $615,000. The Partnership's anticipated share of this cost is estimated to be between $275,000 and $300,000, depending on the amount of time which will be spent by these employees in managing the affairs of the Partnership. The Partnership's share of the cost of these contracts during the nine months ended September 30, 1998, included in general and administrative expenses, affiliates, was approximately $139,000.

(8) CONTINGENCIES

Unbeknownst to the Partnership, on July 19, 1996, a default was entered against the Partnership for failure to respond to a complaint filed on July 17, 1995 in the San Bernardino Superior Court, entitled Henry Yong Lim et al -vs- Cardinal Security, et al and allegedly served on the Partnership in May 1996. As shown by the proofs of service, the complaint was served on the wrong party in 1996. The Partnership first became aware of its involvement in this lawsuit in September 1997 when it received copies of requests for entry of default judgement totaling approximately $1,000,000. The judgements involved damages and injuries allegedly suffered by the plaintiffs as a result of an altercation between the plaintiffs, other third parties and security guards employed by the Partnership at its shopping center in Upland, California. The request for judgement names Centennial Mortgage Income Fund Partnership as a defendant in this action. Since the Partnership was never served with the complaint and had no other way of knowing about this action, the Partnership retained legal counsel to set aside the defaults and any default judgements which may have been entered, due to the lack of proper service and notice. The Partnership has tendered this action to its liability insurance carrier for legal and liability coverage. The default judgement has been set aside and the plaintiffs' appeal of the set aside has been dismissed by the court. Management intends to vigorously defend any future actions related to this matter.

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





































                             19
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Partnership had net income and income per limited partnership unit of $59,000 and $1.52 for the nine months ended September 30, 1998 and net losses and net losses per limited partnership unit of ($82,000) and $(2.12) for the nine months ended September 30, 1997. The increase in income for 1998 is primarily the result of two loan receivable payoffs which included the repayment of $226,000 of previously nonaccrued interest.

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

RISKS OF THE YEAR 2000 ISSUE

The Partnership is in the process of liquidating its remaining assets. As of November 30, 1998, the Partnership held only cash, four notes secured by real estate, and two pieces of real property. It anticipates that it will hold a lesser number of assets by January 1, 2000. Management does not believe that the value of any of these assets is subject to any valuation risk as a result of the year 2000 issues, other than general economic climate issues which might arise. None of the Partnership's assets have any equipment with computerized components essential to their operation.

Although the Partnership has made some changes already to its software, these changes have not been tested. The Partnership intends to begin testing changes made to its existing software in the next few months. The Partnership has not, and does not contemplate spending any significant amount of funds to upgrade its computer systems inasmuch as virtually all of its computer needs could easily be met with existing "off the counter" software and hardware. The cost of this software and hardware, if needed, should not exceed $10,000. The only exception to this is the computer software which the Partnership uses to track its limited partners and their addresses. The Partnership has made a preliminary evaluation of this software with its outside software consultant and believes that it can be modified for less than $10,000. Even if attempts to correct deficiencies in the software without spending significant sums are not successful, the Partnership anticipates that it could convert its systems to standard spreadsheet or data base programs at a nominal cost.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Partnership had $1,829,000 in cash and interest-bearing deposits. The Partnership had no unfunded loan commitments to nonaffiliates at September 30, 1998. During the first nine months of 1998, the Partnership's principal sources of cash were: i)$762,000 in proceeds from the sale of real estate owned; ii)$733,000 in principal and nonaccrued interest payments on loans receivable; iii)$1,287,000 in principal reductions on loans receivable from affiliates (LCR); iv)$137,000 of loan proceeds from affiliates (CMIF III loans to BNN); v)$365,000 in net operating income from real estate owned; and vi)$174,000 in interest and other income. The Partnership's principal uses of cash during the first nine months of 1998 were: i)a $1,998,000 distribution to limited partners; ii)$196,000 in advances on loans made to LCR; iii)$183,000 in interest payments; and
iv)$218,000 in general and administrative costs.

The Partnership's notes payable commitments for the next twelve months consist of interest and principal payments due of approximately $277,000. In addition to the note payable commitments, the Partnership's principal capital requirements include: i) real property taxes and bonds on real estate owned of approximately $142,000 payable during the next twelve months, and
ii) selling, general and administrative costs. These commitments are expected to be paid from existing cash balances, future loan payoffs, and the sale of real estate owned.

The Partnership is continuously evaluating various alternative strategies for liquidating its real estate assets. These alternative strategies could include the subdivision and improvement of the Partnership's properties in order to increase their marketability and maximize the return to the limited partners. In the event the Partnership decides to implement some of these strategies, it may require the reinvestment of a portion of the Partnership's existing cash. The decision to invest additional cash in existing assets will only be made if, based on management's best judgment at the time, there is a clear indication that such investment will generate a greater return to the limited partners than any other strategies available to the Partnership.

Pursuant to the Partnership Agreement, 60 months after the closing of the offering, cash proceeds from mortgage investments are no longer available for reinvestment by the Partnership.

Management believes that current and projected liquidity is sufficient to fund operating expenses and to meet the contractual obligations and cash flow operating requirements of the Partnership. Until recently, the general partners believed that the cash proceeds from mortgage reductions and the sale of real estate owned should be retained by the Partnership until such time as it was assured that it had sufficient cash to fulfill potential operating requirements. Due to the substantial real estate and loan receivable balances, these potential operating costs were considered to be very significant. Based upon recent developments, the Partnership was able to make a distribution to its limited partners during the third quarter of 1998 for $1,998,000, or $51.60 per limited partnership unit.

RESULTS OF OPERATIONS

Management has noted that the long-term downturn in the real estate industry in California has not only stabilized, it has improved considerably in many sectors of the market. The improving real estate markets were a significant factor in the increased profitability of the Partnership during 1998.

As of September 30, 1998, most of the earning nonaffiliated loans have been repaid to the Partnership. As a result of these payoffs, interest income on loans to nonaffiliates is no longer expected to be a major contributor to the Partnership's future revenue. However, during the first nine months of 1998, two previously impaired loans were repaid together with approximately $226,000 in previously nonaccrued interest. As a result, interest income on loans to nonaffiliates, including fees increased to $304,000 and $114,000 for the nine and three months ended September 30, 1998 from $89,000 and $34,000 for the nine and three months ended September 30, 1997, respectively.

Interest income on loans to unconsolidated investee, including fees totaled $31,000 and $7,000 for the nine and three months ended September 30, 1998 and $20,000 and $13,000 for the nine and three months ended September 30, 1997, respectively. Interest income on loans to unconsolidated investee represents interest earned on the Silverwood Phase II loan. The increase for 1998 is due to the increase in the average balance of the Phase II loan to Silverwood which funded during 1997.

The outstanding principal balance of loans on nonaccrual at September 30, 1998 totaled $1,799,000 as compared with $2,313,000 at December 31, 1997. Loans on "nonaccrual" refer to loans upon which the Partnership is no longer accruing interest. Management's policy is to cease accruing interest on loans when interest and/or principal repayments become 90 days past due.

Real estate loans receivable, earning is comprised of two loans totaling $313,000 as of September 30, 1998 that are performing. The Partnership received a $278,000 net cash payoff of one of these loans during October 1998. The carrying value of this loan as of September 30, 1998, net of unearned discounts, was $221,000.

Real estate loans receivable, nonearning is comprised of three past due or renegotiated loans totaling $1,067,000 as of September 30, 1998. These loans are offset by $857,000 in deferred profit and allowance for possible losses. Most of the borrowers have little or no equity in the underlying collateral for the loans and as a result, these loans effectively represent an investment in the real estate held as collateral. Therefore, these loans are carried on the balance sheet at the fair value of the collateral or have been fully reserved. The Partnership received a $211,000 net cash payoff of one of these loans in October 1998. The remaining loans are fully reserved.

Real estate loans receivable from unconsolidated investee, earning and nonearning represent loans to LCR, an unconsolidated corporation 50 percent owned by the Partnership, and loans to Silverwood, a subsidiary of LCR.

The real estate owned balance before allowance for possible losses at September 30, 1998 and December 31, 1997 was $7,450,000 and $8,490,000, respectively. The balance at September 30, 1998 is comprised of two properties and is offset by a $2,355,000 allowance for possible losses. One of three properties held at December 31, 1997 was sold during the quarter ended March 31, 1998 and the Partnership received approximately $762,000 in net cash proceeds from the sale.

The following sections entitled Nonaccrual, Nonperforming Loans and Other Loans to Affiliates and Real Estate Owned provide a detailed analysis of these assets.

Nonaccrual, Nonperforming Loans and Other Loans to Affiliates

Loans on nonaccrual and nonperforming status at September 30, 1998 are summarized below:

During 1994, the Partnership renegotiated an equity participation note with an original committed amount of $374,000 secured by a second deed of trust on a 32,431 square foot shopping center in Corona, California. The loan provides for interest due to be payable at loan maturity; however, due to the amount of the senior debt and the decrease in land values, the Partnership has placed the loan on nonaccrual. The principal balance and nonaccrued interest at September 30, 1998 were $376,000 and $173,000 respectively. The Partnership has recorded a reduction of $62,000 against the $376,000 principal balance which represents previously nonaccrued interest and has also recorded a $289,000 deferred profit in connection with this loan. Additionally, due to the recent operating history of the property and the large lien on the property which is senior to the Partnership's note, an allowance for possible losses of $25,000 has also been recorded against this note.

During 1991, the Partnership sold a pad on an existing piece of real estate owned in Corona, California and carried back financing in the amount of $600,000. The Partnership's share of the loan is 77 percent. Due to the loss of the major tenant, the borrower has been unable to make full monthly interest payments in accordance with the original note terms. Management has worked out a forbearance agreement with the borrower for payments equal to the net cash flow from the property. The remaining interest due has been placed on nonaccrual. The Partnership's share of the principal and nonaccrued interest balances at September 30, 1998 are $461,000 and $171,000, respectively. The Partnership has recorded a $250,000 allowance for possible losses against this note. The Partnership negotiated a discounted payoff of this note in conjunction with a sale of the property. The loan was repaid in October 1998 with the Partnership receiving net proceeds of $211,000.

During 1989, the Partnership funded a loan with an original committed amount of $343,000 to provide land development financing in Perris, California. The loan matured June 1, 1993 and the borrower was unable to make interest payments or pay off the loan. Given the depressed value of the property and the amount of the delinquent bonds and taxes, the Partnership has elected not to foreclose on this property and has established an allowance for losses of $293,000, to fully reserve the carrying value of the note. The principal balance and nonaccrued interest at September 30, 1998 are $293,000 and $241,000, respectively.

During 1994, the Partnership funded a $1,250,000 unsecured note and a 50 percent participation in a $2,115,000 unsecured note, both representing workout loans and due from LCR. These two loans reflect the majority of the cost basis of 179 residential lots which LCR contributed to Silverwood. LCR's only source of repayment of these notes is the excess, if any, of proceeds from the sale of the fully developed lots over the amount of secured debt. Due to the continuing decline in value of the lots, management does not expect that either of these notes will ever be repaid. As a result, the loans have been placed on nonaccrual. As of September 30, 1998, the principal balance and nonaccrued interest balances of the $1,250,000 note were $1,250,000 and $465,000, respectively. The Partnership's share of the principal and nonaccrued interest balances of the $2,115,000 note as of the same date were $1,055,000 and $385,000, respectively. As discussed in note 5 of Notes to Consolidated Financial Statements, the Partnership has reduced the carrying value of these notes by $2,305,000, a portion of its share of losses from this unconsolidated investee.

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

Silverwood began constructing a model home complex at the project in June 1995. Construction commenced in September 1995 on Phase I and February 1997 on Phase II at the project. At September 30, 1998, the Partnership holds a 50 percent participation in three notes and a 100 percent interest in a fourth note due from Silverwood consisting of a land development loan, a model home loan and two home construction loans with a combined disbursed balance of $1,282,000. The Partnership's disbursed balance of the $3,266,000 development loan at September 30, 1998 is $1,115,000. The Partnership's disbursed balance of the $490,000 model loan at September 30, 1998 is $57,000. The Partnership's disbursed balance of the $1,034,000 Phase I construction loan at September 30, 1998 is $23,000. The Partnership's disbursed balance of the $870,000 Phase II construction loan at September 30, 1998 is $87,000. As discussed in note 5 of Notes to Consolidated Financial Statements, the Partnership had reduced the carrying value of the land development and the Phase I loan by $463,000, the remainder of its share of losses in unconsolidated investee.

Sales volumes of new homes in the Lancaster area have continued to remain sluggish since 1995 while sales prices have remained relatively flat and construction costs have increased. This has caused a further decline in the value of finished lots and a reduction in the anticipated net proceeds the Partnership expects it might realize from the buildout of homes at the project. Additionally, Silverwood closed escrow on only two homes during the twelve calendar months of 1996, seven homes during the twelve calendar months of 1997, and eleven homes during the first nine months of 1998, far less than originally anticipated. As a result of these factors, LCR recorded a $207,000, $2,516,000 and $1,077,000 provision for losses on real estate investments during the years ended December 31, 1997, 1996 and 1995, respectively. As of September 30, 1998, Silverwood had entered into a purchase and sale agreement to sell one of the remaining two homes. This escrow closed on October 26, 1998. Silverwood had also entered into a purchase and sale agreement to sell the 157 remaining undeveloped lots for $1,570,000 and had shutdown its homebuilding activities. The transaction required that the Partnership and CMIF II provide $1,170,000 in financing to the buyer. Although a final computation has not been determined, management does not believe that the transaction will result in any material gain or loss. This transaction also closed escrow in October 1998.

Real Estate Owned

A description of the Partnership's principal real estate owned and loan classified as insubstance foreclosure follows:

Shopping Center in Upland, California

During the third quarter of 1988, the Partnership foreclosed on a loan secured by this project. The Partnership originally committed $5,600,000 for the rehabilitation of a 33,327 square foot retail center and construction of an automotive service facility in Upland, California. Cost overruns and construction delays prevented the borrower from selling the project and thereby performing on the loan. The property generated net operating income before debt service of $365,000 during the first nine months of 1998 and its carrying value before allowance for possible losses was $4,628,000 at September 30, 1998. The property is encumbered by a note of $2,396,000, secured by a first trust deed on the property. The Partnership oversees the management and leasing of the property which is currently 96 percent leased. The Partnership had recorded a $776,000 allowance for losses related to this property as of September 30, 1998.

19.81 Acres in Sacramento, California

During the third quarter of 1991, the Partnership took a deed in lieu of foreclosure on a second trust deed secured by 19 acres of undeveloped land in Sacramento, California. The property is located in the North Natomas area and is zoned for light-industrial commercial use. The Partnership continues to finalize the entitlement processing, flood issues and provide for utility services for the property and has accepted an offer to purchase the property for $1,730,000 or approximately $2.00 per net square foot. The escrow provides for $300,000 to be set aside for engineering costs and is scheduled to close December 30, 1998, although there can be no assurance that this escrow will ever close. At September 30, 1998, the carrying value before allowance for possible losses of this asset was $2,822,000 and the Partnership had recorded a $1,579,000 allowance for losses related to this project.

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

INTEREST ON INTEREST-BEARING DEPOSITS

Interest earned on interest-bearing deposits totaled $65,000 and $22,000 for the nine and three months ended September 30, 1998 and $53,000 and $16,000 for the nine and three months ended September 30, 1997, respectively. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. The increase in income on interest-bearing deposits is principally due to increased cash balances for the nine months ended September 30, 1998.

INCOME FROM OPERATIONS OF REAL ESTATE OWNED

Income from operations of real estate owned consists of rental income of $500,000 and $162,000 for the nine and three months ended September 30, 1998 and $597,000 and $161,000 for the nine and three months ended September 30, 1997, respectively. The 1997 revenues are from the Upland shopping center and the auto retail center in Corona while the 1998 revenues include only the Upland shopping center due to the sale of the auto retail center in the third quarter of 1997.

PROVISION FOR POSSIBLE LOSSES

The provision for possible losses was $155,000 for the nine and three months ended September 30, 1998. There was no provision for possible losses for the nine and three months ended September 30, 1997. The 1998 provision was recorded to reflect the $300,000 set aside requirement included in the pending sale of the 19.81 acres in Sacramento. Management believes that the allowance for possible losses at September 30, 1998 is adequate to absorb the known and inherent risk in the Partnership's loan and real estate owned portfolio.

SHARE OF LOSSES IN UNCONSOLIDATED INVESTEES

The Partnership has invested in LCR, a corporation in which it has less than a majority ownership and accounts for this investment using the equity method. The Partnership's share of losses in this unconsolidated investee was $82,000 and $6,000 for the nine and three months ended September 30, 1998 and $91,000 and $37,000 for the nine and three months ended September 30, 1997, respectively. The share of losses consists primarily of provisions for losses on real estate investments related to the 179 lots in Lancaster owned by LCR.

OTHER EXPENSES

Operating expenses from operations of real estate owned were $110,000 and $43,000 for the nine and three months ended September 30, 1998 and $114,000 and $48,000 for the nine and three months ended September 30, 1997, respectively. The 1997 expenses were associated with both the Upland shopping center and the auto retail center in Corona while the 1998 expenses excluded the auto retail center. The 1998 expenses for Upland increased due to additional roofing expenses incurred in 1998 that were not required in 1997. This increase at Upland offset the reduction in operating costs associated with the auto retail center as a result of the sale.

Operating expenses from operations of real estate owned paid to affiliates were $25,000 and $10,000 for the nine and three months ended September 30, 1998 and $31,000 and $8,000 for the nine and three months ended September 30, 1997, respectively. The operating expenses consist of property management fees paid to affiliates of the general partners. The decrease for 1998 is due to the sale of the auto retail center in 1997.

Expenses associated with non-operating real estate owned were $97,000 and $29,000 for the nine and three months ended September 30, 1998 and $114,000 and $39,000 for the nine and three months ended September 30, 1997, respectively. The expenses relate to the 19 acres in Sacramento and the condominiums in Oxnard. Approximately $75,000 of the 1998 costs represent real property taxes. The decrease for the nine months ended September 30, 1998 is due to the sale of the condominiums in Oxnard.

Depreciation and amortization expense was $6,000 and $2,000 for the nine and three months ended September 30, 1998 and $10,000 and $3,000 for the nine and three months ended September 30, 1997, respectively, related to leasehold improvements at the Upland shopping center and furniture and fixtures of the Partnership.

Interest expense was $187,000 and $56,000 for the nine and three months ended September 30, 1998 and $293,000 and $93,000 for the nine and three months ended September 30, 1997, respectively.
The interest expense during 1997 relates to both the Upland shopping center and the 19 acres in Sacramento, California. In December 1997, the loan secured by the 19 acres in Sacramento was repaid. Accordingly, interest expense during 1998 no longer includes interest on this note which caused the decrease from 1997 to 1998.

General and administrative expenses, affiliates totaled $213,000 and $69,000 for the nine and three months ended September 30, 1998 and $156,000 and $49,000 for the nine and three months ended September 30, 1997, respectively. These expenses are primarily salary allocation reimbursements paid to affiliates. As discussed in note 7 of Notes to Consolidated Financial Statements, the employees of the corporate general partner have entered into contracts which provided for salary increases of 10 percent and severance benefits. General and administrative expenses for the nine and three months ended September 30, 1998 include approximately $49,000 and $25,000, respectively, in accrued severance pay with respect to these contracts.

General and administrative expenses, nonaffiliates totaled $60,000 and $26,000 for the nine and three months ended September 30, 1998 and $84,000 and $29,000 for the nine and three months ended September 30, 1997, respectively. These expenses consist of other costs associated with the administration of the Partnership. The decrease for the nine and three months ended September 30, 1998 is primarily due to the decrease in legal costs associated with the Upland shopping center refinance paid in 1997.

Mortgage investment servicing fees totaled $2,000 and $1,000 for the nine and three months ended September 30, 1998 and $3,000 and $1,000 for the nine and three months ended September 30, 1997, respectively. This consists of fees paid to Centennial Corporation for servicing the Partnership's loan portfolio.



































                          PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

See note 8 of Notes to Consolidated Financial Statements


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


CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
A California Limited Partnership


By:/s/John B. Joseph
_________________________________
John B. Joseph
General Partner                                 November 16, 1998


By:/s/Ronald R. White
_________________________________
Ronald R. White
General Partner                                 November 16, 1998


By:  CENTENNIAL CORPORATION
     General Partner


/s/Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer                         November 16, 1998