Form 10-K
period 1998-12-31
CENTENNIAL MORTGAGE INCOME FUND
filed 1999-03-31
CIK 736980

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1998
                               or

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













































                             PART I

ITEM 1. BUSINESS.

(a)  General Development of the Business

Centennial Mortgage Income Fund (the "Partnership"), a California Limited Partnership, was organized on December 13, 1983. The Partnership's registration statement became effective June 8, 1984. The general partners are John B. Joseph, Ronald R. White and Centennial Corporation ("CC"), a privately held corporation whose stock is owned by affiliates of Ronald R. White and John B. Joseph.

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


(b)  Financial Information about Industry Segments

The Partnership adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information"("SFAS 131"). Given that the Partnership is in the process of liquidation, the Partnership has identified only one operating business segment which is the business of asset liquidation. The adoption of SFAS 131 did not have an impact on the Partnership's financial reporting.

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

The improving real estate markets and development of the Partnership's assets have enabled the Partnership to liquidate the majority of its assets. As of December 31, 1998, the Partnership's assets consisted of $4,938,000 in cash and $1,097,000 in other assets. Based upon the current stated maturity dates of its remaining non-cash assets, it is possible that these assets could be liquidated by July 2000.

Real estate owned by the Partnership reached a peak at December 31, 1993 when its total carrying value, before allowance for possible losses, reached $21,394,000. The real estate owned balance before allowance for possible losses then decreased to $13,820,000 at December 31, 1994 and decreased again to $12,349,000 at year end 1995. Real estate owned decreased again to $11,360,000 as of December 31, 1996 and $8,490,000 as of
December 31, 1997. The Partnership sold the remainder of its real estate owned during 1998.

Real estate loans have also declined significantly in recent years. Real estate loans totaled $6,641,000 as of December 31, 1994 and had been reduced to only $782,000 as of December 31, 1998.

The liquidation of assets enabled the Partnership to make a $1,998,000 cash distribution to its limited partners in August
1998. The Partnership made an additional $3,873,000 cash distribution to its limited partners in February 1999.


Risks of the year 2000 Issue

As discussed above, the Partnership is in the process of liquidating its remaining assets. As of December 31, 1998, the Partnership held only cash, five notes secured by real estate, and an interest in certain funds held in an escrow account that are expected to be used to pay for future improvement costs to a property which was sold by the Partnership during 1998. Management anticipates that the Partnership will hold a lesser number of assets by January 1, 2000. Management does not believe that the value of any of these assets is subject to valuation risk as a result of the year 2000 issues, other than general economic climate issues that might arise. None of the Partnership's assets have any equipment with computerized components essential to their operation.

Although the Partnership has made some changes already to its software, these changes have not been tested. The
Partnership intends to begin testing changes made to its existing software in the next few months. The Partnership has not, and does not contemplate spending any significant amount of funds to upgrade its computer systems inasmuch as virtually all of its computer needs could easily be met with existing "over the counter" software and hardware. The cost of this software and hardware, if needed, should not exceed $10,000. The only exception to this is the computer software which the Partnership uses to track its limited partners and their addresses. The Partnership has made a preliminary evaluation of this software with its outside software consultant and believes that it can be modified for less than $10,000. Even if attempts to correct deficiencies in the software without spending significant sums are not successful, the Partnership anticipates that it could convert its systems to standard spreadsheet or data base programs at a nominal cost.

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

ITEM 3. LEGAL PROCEEDINGS.

Unbeknownst to the Partnership, on July 19, 1996, a default was entered against the Partnership for failure to respond to a complaint filed on July 17, 1995 in the San Bernardino Superior Court, entitled Henry Yong Lim et al -vs.- Cardinal Security, et al and allegedly served on the Partnership in May 1996. As shown by the proofs of service, the complaint was served on the wrong party in 1996. The Partnership first became aware of its involvement in this lawsuit in September 1997 when it received copies of requests for entry of default judgement totaling approximately $1,000,000. The judgements involved both economic and non-economic damages and injuries allegedly suffered by the plaintiffs as a result of an altercation between the plaintiffs, other third parties and security guards employed by the Partnership at its shopping center in Upland, California. The request for judgement names Centennial Mortgage Income Fund Partnership as a defendant in this action. Since the Partnership was never served with the complaint and had no other way of knowing about this action, the Partnership retained legal counsel to set aside the defaults and any default judgements which were entered, due to the lack of proper service and notice. The Partnership also tendered this action to its liability insurance carrier for legal and liability coverage. The default judgement has been set aside and the plaintiff's appeal of the set aside ruling has been denied by the Court. The Court has also ruled that the prior jury found 0% liability as to the Partnership for non-economic damages and that the plaintiffs can only proceed to trial against the Partnership for recovery of economic damages. Based upon evidence presented at the prior trial, Management believes that these economic damages should not exceed $40,000. Management intends to vigorously defend any future actions related to this matter. Management believes that even if the plaintiff's prevail in these actions, the Partnership's insurance coverage and/or the security company's insurance carrier should prevent the Partnership from suffering a material loss from these proceedings.

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

(b)  Approximate Number of Holders of Limited Partnership Units

As of December 31, 1998, there were approximately 4,778 holders of limited partnership units.

(c)  Partnership Distributions

The Partnership paid a $1,998,000 cash distribution to limited partners in August 1998. This distribution equaled $51.60 per limited partnership unit.

The Partnership paid a $3,873,000 cash distribution to limited partners in February 1999. This distribution equaled $100.00 per limited partnership unit.

Based in part upon advice from legal counsel, management intends to refrain from making any additional distributions until the possibility of any unforeseen legal action against the Partnership becomes remote. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.




ITEM 6.  SELECTED FINANCIAL DATA.

                       (dollars in thousands, except per unit data)
                                        Years ended
--------------------------------------------------------------------------------
----------
                     12/31/98       12/31/97       12/31/96       12/31/95
12/31/94
--------------------------------------------------------------------------------
----------

Consolidated Statement
  of Operations Data:

Total revenue........  $  1,199     $     992      $  1,105       $  1,159
$  1,096
Net income (loss)..          91           123        (2,514)        (2,776)
(1,286)
Net income (loss)
  per limited
  partnership unit-
   basic and diluted.      2.35          3.18        (64.91)        (71.68)
(33.21)

Consolidated Balance
  Sheet Data:

Total loans before
  allowance for losses      782         3,847         3,297          4,793
6,641
Total real estate owned
  before allowance
  for losses.........       ---         8,490        11,360         12,349
13,820
Total assets.........     6,035        10,397        11,394         14,842
17,688
Partners' equity.....     5,648         7,555         7,432          9,946
12,722

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND  RESULTS OF OPERATIONS.

General

Net income (loss) and income (loss) per limited partnership unit were $91,000 and $2.35 for the year ended December 31, 1998 as compared to $123,000 and $3.18 for the year ended December 31, 1997 and $(2,514,000) and $(64.91) for the year ended December 31, 1996. Major changes between income statement components between 1998 and 1997 included: i) a $423,000 increase in the provision for losses; ii) an $83,000 increase in general and administrative expense - affiliates; iii) a $321,000 collection of prior deferred interest and discounts on loans receivable; and
iv) an $83,000 increase in gain on sale of property. The improved profitability in 1997 over 1996 is primarily attributable to a significant decrease in losses from unconsolidated investees, a recovery of previously recorded provision for losses and improved profitability of operating properties. A detailed discussion of the significant changes in each component of revenue and expense for each of the years in the three year period ended December 31, 1998 is included in the following paragraphs.

Liquidity and Capital Resources

At December 31, 1998, the Partnership had $4,938,000 in cash and interest bearing deposits. During the year ended December 31, 1998, the Partnership's principal sources of cash were; i) $6,220,000 in proceeds from the sale of real estate owned; ii) $2,678,000 in principal collected on loans receivable; iii) $430,000 in net operating income from operating properties; iv) $321,000 in collections of previously nonaccrued or deferred income; v) $82,000 in current interest income on loans; and vi) $83,000 in interest income on interest bearing deposits. The Partnership's principal uses of cash during the year ended December 31, 1998 were: i) $2,421,000 in principal payments on notes payable; iii) a $1,998,000 cash distribution to limited partners; ii) $209,000 in advances on loans made to LCR; iii) $245,000 in interest payments; iv) $373,000 in general and administrative costs; and v) $125,000 in expenses associated with non-operating properties (principally real estate taxes).

Future sources of cash are expected to be from the repayment of the $782,000 in remaining loans receivable and interest earned on cash deposits.

The Partnership had no unfunded loan commitments to nonaffiliates at December 31, 1998. The Partnership's principal capital requirements are now limited to selling, general and administrative costs. These commitments are expected to be paid from existing cash balances. Included in other assets on the Partnership's December 31, 1998 balance sheet is a $300,000 escrow account that is to be used to pay for improvements to one of the properties that the Partnership sold during 1998. Accounts payable and accrued liabilities as of December 31, 1998 includes a $300,000 accrual for this obligation. The Partnership's obligation to pay for improvements to this property has been limited to $300,000 pursuant to the sale contract.

Effective with the third quarter of 1991, the Partnership had suspended making any cash distributions to partners due to a decline in liquidity and the uncertainty of the cash requirements for existing and potential real estate owned. Pursuant to the Partnership Agreement, 60 months after the closing of the offering, cash proceeds from mortgage investments are no longer available for reinvestment by the Partnership.

Through the latter part of 1997, the general partners believed that the cash proceeds from mortgage reductions and the sale of real estate owned should be retained by the Partnership until such time as it was assured that it had sufficient cash to fulfill any potential operating requirements. Due to the substantial real estate and loan receivable balances, these potential operating costs were considered to be very significant. As a result of the substantial decrease in loans and real estate owned which has occurred, the general partners determined that the Partnership could make a $1,998,000 distribution to its limited partners in August 1998.

As a result of the substantial sales activity which occurred in the fourth quarter of 1998, the general partners declared and paid an additional $3,873,000 cash distribution to limited partners in February 1999. This left the Partnership with approximately $1.0 million of cash on hand as of February 10, 1999.

The general partners have had discussions with legal counsel regarding the amounts of cash reserves that would be prudent to be retained by the Partnership at this time. In light of the substantial amount of real estate that the Partnership has held an interest in over the years, there is always the potential for future litigation to arise, particularly in the area of toxic contamination. Although the general partners are not aware of any threatened litigation, or litigation that is likely to arise, they have determined that the Partnership should retain at least $1,000,000 in cash reserves to be available to defend the Partnership in any future litigation which may arise. It is expected that these reserves will be retained until such time as legal counsel advises the general partners that the potential for any future litigation is remote.

Results of Operations

The Partnership's non-cash assets declined from $9,379,000 as of December 31, 1997 to only $1,097,000 as of December 31, 1998. Although the Partnership has reported profits for both 1998 and 1997, based on the remaining assets and the anticipated costs of administering a publicly held partnership, the general partners do not expect the Partnership to report profits in 1999 or 2000. The substantial reduction in non-cash assets during 1998 caused many changes in the Partnership's results of operations as discussed below.

Interest income on loans to affiliates, including fees was $47,000 for 1998, $37,000 for 1997 and $100,000 for 1996. This
income is related to the Silverwood joint venture, which was constructing homes in Lancaster, California. The real estate market in Lancaster has not seen the improvement that many other areas in California have. As a result, the Partnership placed certain of its loans to Silverwood on nonaccrual status during 1996, thus decreasing interest income during the latter half of 1996 and all of 1997. The increase for 1998 resulted from higher average balances on the one remaining earning Silverwood loan.

The Partnership received payments on several of the Partnership's loans to nonaffiliates which had been converted into nonperforming loans during 1996 through 1998. As a result, interest income on loans to nonaffiliates, including fees, increased from $100,000 during the year ended December 31, 1996 to $122,000 during the year ended December 31, 1997, and increased again to $356,000 during the year ended December 31, 1998. During 1998, the Partnership received payments in full, or nearly in full, on three loans that had previously been classified as impaired and on which interest had not been fully accrued in prior periods. As a result, the Partnership recorded $321,000 in interest income on these loans that had been earned in prior periods but not accrued as income. Management believes that these payments on nonperforming loans are directly attributable to the improving real estate market in California.

Loans on "nonaccrual" refers to loans upon which the Partnership is no longer accruing interest. Management's policy is to cease accruing interest on loans when collection of interest and/or principal payments has become doubtful. Loans to affiliates and nonaffiliates on nonaccrual status amounted to $12,000, $2,313,000, and $2,597,000 as of December 31, 1998, 1997 and
1996, respectively.

Real estate loans receivable, earning is comprised of four loans totaling $770,000 as of December 31, 1998 that are performing. Two of these loans, that are from an unaffiliated party, were received in connection with the payoff of a previously nonearning loan to affiliate.

Real estate loans receivable from unconsolidated investee, nonearning is comprised of one past due loan totaling $23,000 as of December 31, 1998. This loan is partially offset by $11,000 in share of losses in unconsolidated investee.

The following sections entitled "Nonaccrual, Nonperforming Loans and Other Loans to Affiliates" and "Real Estate Owned" provide a detailed analysis of assets held during 1998.

Nonaccrual, Nonperforming Loans and Other Loans to Affiliates

Loans on nonaccrual status during the year ended December 31, 1998 are summarized below:

During 1994, the Partnership renegotiated an equity participation note with an original committed amount of $374,000 secured by a second deed of trust on a 32,431 square foot shopping center in Corona, California. The loan provided for interest due to be payable at loan maturity; however, due to the amount of the senior debt and the decrease in land values, the Partnership placed the loan on nonaccrual. The principal balance and nonaccrued interest at December 31, 1997 were $376,000 and $144,000 respectively. The Partnership had recorded a reduction of $62,000 against the $376,000 principal balance as of December 31, 1997 which represented previously nonaccrued interest and had also recorded a $289,000 deferred profit in connection with this loan. Additionally, due to the recent operating history of the property and the large lien on the property that is senior to the Partnership's note, an allowance for possible losses of $25,000 was also recorded against this note during 1997. The senior note holder has commenced foreclosure proceedings and the borrower has filed for protection under bankruptcy laws. Accordingly, the Partnership charged off the balance of this note during 1998 against the $289,000 deferred profit and $25,000 previously recorded allowance for possible losses.

During 1991, the Partnership sold a pad on an existing piece of real estate owned in Corona, California and carried back financing in the amount of $600,000. The Partnership's share of the loan was 77 percent. Due to the loss of a major tenant, the borrower was unable to make full monthly interest payments in accordance with the original note terms. Management worked out a forbearance agreement with the borrower for payments equal to the net cash flow from the property. The remaining interest due was placed on nonaccrual. The Partnership's share of the principal balance and nonaccrued interest at December 31, 1997 was $461,000, and $142,000, respectively.The Partnership had recorded a $365,000 allowance for possible losses against this note. During 1998, the Partnership accepted a $211,000 payment on this note as payment in full in connection with the sale of the property. As a result, the Partnership reversed $115,000 of the previously recorded allowance for possible losses and charged off the $250,000 balance against the allowance.

During 1989, the Partnership funded a loan with an original committed amount of $343,000 to provide land development financing in Perris, California. The loan matured June 1, 1993 and the borrower was unable to make interest payments or pay off the loan. Given the depressed value of the property and the amount of the delinquent bonds and taxes, the Partnership elected to not foreclose on this property and had established an allowance for losses of $294,000, to fully reserve the carrying value of the note as of December 31, 1997. The principal balance and nonaccrued interest at December 31, 1997 were $294,000 and $208,000, respectively. During 1998, the Partnership charged off the $294,000 balance of the note against the previously recorded allowance for possible losses.

During 1994, the Partnership funded a $1,250,000 unsecured note and a 50 percent participation in a $2,115,000 unsecured note, both representing workout loans and due from LCR. These two loans reflect the majority of the cost basis of 179 residential lots which LCR contributed to Silverwood. LCR's only source of repayment of these notes was the excess, if any, of proceeds from the sale of the fully developed lots over the amount of secured debt. Due to the continuing decline in value of the lots from 1994 through 1997, management did not expect that either of these notes would ever be repaid. As a result, the loans were placed on nonaccrual. As of December 31, 1997, the principal balance and nonaccrued interest balances of the $1,250,000 note were $1,250,000 and $392,000, respectively. The Partnership's share of the principal and nonaccrued balances of the $2,115,000 note as of the same date were $1,055,000 and $323,000, respectively. As discussed in note 5 of Notes to Consolidated Financial Statements, the Partnership had reduced the carrying value of these notes by $2,305,000, a portion of its share of losses from this unconsolidated investee as of December 31, 1997. During 1998, the remaining lots were sold and LCR received no cash from the sale. Accordingly, the Partnership charged off these notes against the $2,305,000 of previously recorded losses from unconsolidated investee during 1998.

During 1994 and 1995, LCR had evaluated various alternative strategies for liquidating its investment in the 179 lots in Lancaster. LCR determined that its best course of action appeared to be the full-scale buildout and sale of single-family homes since the market for finished lots had fallen so significantly. LCR obtained construction financing commitments from the Partnership and Centennial Mortgage Income Fund II ("CMIF II"), an affiliate. LCR entered into a joint venture agreement entitled Silverwood with Home Devco to construct and sell single-family homes at the project. Silverwood began constructing a model home complex at the project in June 1995. Construction commenced in September 1995 on Phase I at the project. Construction of Phase II of the project was commenced in February 1997. At December 31, 1997, the Partnership held a 50 percent participation in three notes and a 100 percent interest in a fourth note due from Silverwood consisting of a land development loan, a model home loan and two home construction loans with a combined disbursed balance of $2,374,000. The Partnership's disbursed balance of the $3,266,000 development loan at December 31, 1997 was $1,212,000. The Partnership's disbursed balance of the $490,000 model loan at December 31, 1997 was $239,000. At December 31, 1997, the Partnership's disbursed balance of the $1,034,000 Phase I construction loan was $171,000. At December 31, 1997 the Partnership's disbursed balance of the $870,000 Phase II construction loan was $752,000. As discussed in note 5 of Notes to Consolidated Financial Statements, the Partnership had reduced the carrying value of the land development loan by $381,000, the remainder of its share of losses in unconsolidated investee as of December 31, 1997.

During 1998, all but one of the remaining homes were sold and all of the undeveloped lots were sold. The Partnership funded additional advances of $180,000 and $29,000 on the development loan and the Phase II construction loan, respectively. The Partnership recorded an additional $96,000 in losses from unconsolidated investee during 1998 and received cash payments of $342,000, $239,000, $148,000 and $693,000 on the development loan, the model loan, the Phase I loan and the Phase II loan, respectively. The Partnership also received notes receivable totaling $584,000 from an unaffiliated party as a partial repayment of the development loan in connection with the sale of the remaining lots. These new notes are secured by the 157 lots sold.

The remaining principal balances of the development loan, the model loan, the Phase I loan and the Phase II loan were $466,000, $-0-, $23,000 and $88,000, respectively, after the 1998 advances and payments received. The Partnership charged off the development loan against $466,000 of the remaining losses from unconsolidated investee, leaving a balance of losses from unconsolidated investee of $11,000 which has been offset against the $23,000 balance of the Phase I loan. The $88,000 balance of the Phase II loan was repaid in full when the remaining home was sold in March 1999.

Real Estate Owned

A description of the Partnership's principal real estate owned and loan classified as insubstance foreclosure during the year ended December 31, 1998 follows:

Shopping Center in Upland, California

During the third quarter of 1988, the Partnership foreclosed on a loan secured by this project. The Partnership originally committed $5,600,000 for the rehabilitation of a 33,327 square foot retail center and construction of an automotive service facility in Upland, California. Cost overruns and construction delays prevented the borrower from selling the project and thereby performing on the loan. The property's carrying value before allowance for possible losses was $4,628,000 at December 31, 1997. The property was encumbered by a note of $2,421,000, secured by a first trust deed on the property. The Partnership had recorded a $921,000 allowance for losses related to this property as of December 31, 1997. The Partnership reversed $145,000 of this provision during the first quarter of 1998. The property generated approximately $506,000 and $431,000 in net operating income before debt service during 1997 and 1996, respectively. This property was sold in November 1998. The sale generated net cash proceeds of $3,858,000 after selling costs and resulted in a $6,000 gain on sale. The $2,421,000 debt secured by the property was repaid from the sales proceeds.

19 Acres in Sacramento, California

During the third quarter of 1991, the Partnership took a deed in lieu of foreclosure on a second trust deed secured by 19 acres of undeveloped land in Sacramento, California. The property is located in the North Natomas area and is zoned for light-industrial commercial use. The property was encumbered by a $900,000, 12 percent fixed interest rate note payable secured by a first trust deed on the property which was repaid in December 1997. At December 31, 1997, the carrying value before allowance for possible losses of this asset was $2,822,000 and the Partnership had recorded a $1,134,000 allowance for losses related to this project. The Partnership recorded additional provisions for losses totaling $445,000 during the first three quarters of 1998. In December 1998, this property was sold for $1,600,000, net of selling costs. The sale agreement required that the Partnership establish a $300,000 escrow account out of the sales proceeds from which the buyer could withdraw amounts to pay for certain specified development work to be done to the property. If the cost of the specified development work exceeds the amount in the escrow account, the buyer is required to pay the difference. If the specified costs are less than the amount in the escrow account, the balance of the account will be returned to the Partnership. Management does not expect that the Partnership will receive any significant amount from this escrow account. The sale resulted in a $57,000 gain on sale.

4 Condominiums in Oxnard, California

During 1990, the Partnership funded a loan secured by a first trust deed with an original committed amount of $3,000,000 for the construction of 12 condominiums in Oxnard, California. The borrower signed over control to the second trust deed holder in December 1992 and the second trust deed holder, an affiliate, abandoned the property. The Partnership then controlled the property and received 100 percent of all sales proceeds net of selling costs. As a result, the Partnership recorded an insubstance foreclosure on these 12 condominiums. During 1997, the Partnership sold one condominium, bringing the cumulative sales total to eight units. The Partnership recorded a $1,000 gain on the 1997 sale. The remaining four units were sold and closed escrow during the first quarter of 1998. The 1998 sales generated approximately $762,000 in net cash proceeds to the Partnership and resulted in a gain on sale of $21,000. The carrying value before allowance for possible losses at December 31, 1997 was $1,040,000 and the Partnership had recorded a $299,000 allowance for losses related to this project as of the same date.


Interest on Interest-Bearing Deposits

Interest earned on interest-bearing deposits was $83,000 in 1998, $72,000 in 1997 and $85,000 in 1996. The increase in interest on interest bearing deposits in 1998 is due to an increase in average cash balances while the decrease in 1997 is principally due to a decrease in average cash balances. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits.

Income from Operations of Real Estate Owned

Income from operations of real estate owned for 1998, 1997 and 1996 consists of operating revenues of $602,000, $755,000, and $780,000, respectively. These revenues were primarily from the Upland Shopping Center and the auto retail center in Corona. The decrease in 1998 can be attributed to the sale of the Upland Shopping Center in November 1998. The decrease in 1997 can be attributed to the sale of the auto retail center in July 1997.

Provision for Possible Losses

The provision for (recovery of) possible losses was $155,000 in 1998, $(268,000) in 1997 and $40,000 in 1996. The 1998 provision is comprised of reversals totaling $290,000 on two loans which were repaid during 1998 and the Upland Shopping center which was sold in 1998 which were offset by an additional provision of $445,000 which was recorded against the 19 acres in Sacramento. The 1997 recovery related to two loans secured by a mini-storage facility in Citrus Heights, California that were repaid in January 1998. The 1996 expense was primarily attributable to increased provisions on the 19 acres in Sacramento, the loan secured by the auto center in San Bernardino and the auto retail center in Corona which were partially offset by a reduction in the provision on the Upland Shopping Center.

Management believes that all of the remaining loans receivable as of December 31, 1998 are adequately secured and that there is no allowance for losses necessary.

Other Expenses

The Partnership has invested in corporations in which it has less than a majority ownership and accounts for these investments using the equity method. The Partnership's share of losses in these unconsolidated investees was $96,000 for 1998, $125,000 for 1997 and $2,304,000 for 1996. The 1998 and 1997 share of losses consist primarily of operating losses from the sale of homes and finished lots recorded by LCR. The 1996 share of losses consists primarily of provisions for losses on real estate investments recorded by LCR and BKS Development Inc. ("BKS") related to the 179 lots in Lancaster and the 283 acres owned by BKS in Bakersfield. The 1996 losses also included additional costs related to the sale of homes in Lancaster. The Partnership's remaining investment in and loans receivable from these unconsolidated investees had been reduced to $100,000 as of December 31, 1998.

Operating expenses from operations of real estate owned were $142,000 for 1998, $168,000 for 1997 and $259,000 for 1996.
These expenses were associated with the auto retail center in Corona and the Upland Shopping Center. The decrease in 1998 can be attributed to the sale of the Upland Shopping Center in November 1998. The decrease in 1997 is primarily due to the sale of the auto retail center in July 1997.

Operating expenses from operations of real estate owned paid to affiliates were $30,000 for 1998, $41,000 for 1997 and $55,000 for 1996. The expenses consist of property management fees paid to affiliates of the general partners. The decrease in 1998 is due to the sale of the Upland Shopping center in November 1998. The decrease in 1997 is primarily due to the sale of the auto retail center in July 1997.

Expenses associated with non-operating real estate owned were $125,000 in 1998, $162,000 in 1997 and $226,000 in 1996. The
expenses are primarily related to the 19 acres in Sacramento, a 23 acre parcel previously owned in Riverside and the condominiums in Oxnard. These costs include property taxes of $99,000, $86,000 and $108,000 during 1998, 1997 and 1996, respectively.
The decrease for 1998 is due primarily to a $42,000 decrease in costs associated with the condominium project in Oxnard. The decrease for 1997 is due primarily to a decrease in property tax expense resulting from the receipt of tax refunds and a decrease in services rendered regarding the 19 acres in Sacramento.

Depreciation and amortization expense for 1998, 1997 and 1996 consists of $7,000, $12,000 and $23,000, respectively. The amounts represent depreciation on office furniture and equipment which has now been fully depreciated.

Interest expense was $245,000 for 1998, $378,000 for 1997 and $476,000 for 1996. These amounts represent interest related to the underlying debt on the Upland Shopping Center, the intercompany debt on the auto retail center in Corona and the 19 acres in Sacramento. The decrease for 1998 is attributable to the repayment of the debt secured by the 19 acres in Sacramento in December 1997. The decrease for 1997 is attributable to the intercompany debt on the auto retail center in Corona being placed on nonaccrual for 1997 and a decrease in the principal balance of the debt on the Upland shopping center.

General and administrative expenses, affiliates totaled $286,000 for 1998, $203,000 for 1997 and $218,000 for 1996. These
expenses are primarily salary allocation reimbursements paid to affiliates for the management of the Partnership's assets. The increase for 1998 is primarily attributable to $74,000 in accrued severance pay as discussed in note 8 of Notes to the Consolidated Financial Statements. The decrease in 1997 was the result of a reduction in staffing.

General and administrative expenses, nonaffiliates totaled $87,000 for 1998, $103,000 for 1997 and $100,000 for 1996. The
1997 amount includes approximately $31,000 of costs associated with the extension of the maturity of the note secured by the Upland Shopping Center and the legal proceedings involving the same property. The 1996 expenses included certain moving costs. There were no comparable expenses during 1998.

Mortgage investment servicing fees paid to affiliates were $2,000 in 1998, $4,000 in 1997 and $4,000 in 1996. These fees consist of amounts paid to Centennial Corporation for servicing the Partnership's loan portfolio.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Since the Partnership does not invest in any derivative financial instruments or enter into any activities involving foreign currencies, its market risk associated with financial instruments is limited to the effect that changing domestic interest rates might have on the fair value of its bank deposits and notes receivable.

As of December 31, 1998, the Partnership held fixed rate bank deposits with carrying values totaling $4,938,000, variable rate mortgage note receivables with carrying values totaling $100,000 and fixed rate mortgage notes receivable with carrying values totaling $682,000. The bank deposits all had maturities of less than ninety days. Substantially all of the variable rate mortgages were repaid in March 1999. The fixed rate mortgage notes had maturities ranging from four to nineteen months as of December 31, 1998 and bore interest at rates ranging from 8 percent to 10 percent per annum. The estimated fair value of all of these assets was estimated to be equal to their carrying values as of December 31, 1998. Increasing interest rates could have an adverse effect on the fair value of the Partnership's fixed rate notes receivable and/or the value of the underlying real estate collateral which secure the Partnership's notes receivable.

Management currently intends to hold the remaining fixed rate assets until their respective maturities. Accordingly, the Partnership is not exposed to any material cash flow or earnings risk associated with these assets. Given the relatively short-term maturities of these assets, management does not believe the Partnership is exposed to any significant market risk related to the fair value of these assets.

The Partnership had no interest bearing indebtedness outstanding as of December 31, 1998. Accordingly, the Partnership is not exposed to any market risk associated with its liabilities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Schedule attached hereto.

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

Name, Age and Position
Principal Occupation and
Affiliation during Last Five Years
-----------------------------------------------------------------
John B. Joseph
Age 60
General Partner

John B. Joseph is currently Vice Chairman of the Board of Directors and Vice President of Centennial Corporation. He is also on the board of directors for West Coast Bancorp ("WCB"), a publicly held bank holding company operating in California and its subsidiary, Sunwest Bank. He had been Chairman of the Board and Chief Executive Officer of WCB until 1998. He was Chairman of the Board of Directors of WCB since its inception in 1981 and CEO from April 1991 until 1998. Mr. Joseph also serves, or has served, in the following capacities during the past five years:
Vice Chairman of the Board of Directors of The Centennial Group, Inc. ("CGI"), a publicly-held real estate development corporation from February 1987 to July 1993; Senior Executive Vice President of CGI from July 1987 to July 1993; general partner of various public and private limited partnerships engaged in real estate development and lending activities. Mr. Joseph has held, over the past five years, various positions in the subsidiaries of WCB and CGI.



Ronald R. White
Age 52
General Partner

Ronald R. White is currently President and CEO of Centennial Corporation. He was also Executive Vice President and Vice Chairman of the Board of Directors of WCB until 1998. Mr. White served in these capacities since April 1987. Mr. White also serves, or has served, in the following capacities during the past five years: Chairman of the Board of Directors, President and Chief Executive Officer of CGI from February 1987 to July 1993; general partner of various public and private limited partnerships engaged in real estate development and lending activities. Mr. White has held, over the past five years, various positions in the subsidiaries of WCB and CGI.

Mr. Joseph has 30 years of experience in asset management in both securities and real estate. Mr. Joseph has worked in all areas of real estate. In the past, Mr. Joseph has been engaged in the syndication and management of over $100 million worth of income property, including industrial complexes, shopping centers, business centers, office buildings, commercial properties and residential units.

Mr. White's career spans the financial and management fields in both securities and real estate. Mr. White has 28 years of experience in asset management. In the past, Mr. White has been engaged in the syndication and management of over $100 million worth of income property including industrial complexes, shopping centers, business centers, office buildings, commercial properties, and residential units.

Centennial Corporation ("CC"), a privately held corporation, whose stock is owned by affiliates of Ronald R. White and John B.
Joseph, was voted in as new general partner in 1993. CC was incorporated in 1983 to engage in the real estate lending business and to provide consulting services.

Identification of Executive Officers

The Partnership does not have officers as such. The affairs of the Partnership are managed by the general partners noted above.

ITEM 11.  MANAGEMENT REMUNERATION AND TRANSACTIONS

The following table summarizes the types and recipients of compensation paid and to be paid to the general partners and affiliates by the Partnership.



                                               Amount Earned/
Type of                                      Reimbursable for the
Compensation &                                   Year Ended
Name of Entity      Description of Payment    December 31, 1998
-----------------------------------------------------------------
Operating Stage:

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

General partners'   The general partners or       $  316,000 (1)
reimbursable        affiliates shall be entitled
expenses            to reimbursement for certain
 - general          expenses, subject to the
partner or          conditions of the Partnership
affiliates          Agreement.

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

Mortgage            1/4 of 1 percent of the       $    2,000 (2)
investment          maximum amount funded or to
servicing fees      be funded by the Partnership
                    on mortgage investments
                    serviced by CC

Amount Earned/
Type of                                      Reimbursable for the
Compensation &                                   Year Ended
Name of Entity      Description of Payment    December 31, 1998
-----------------------------------------------------------------
Repayment Stage:

General partners'   One percent of mortgage       $      ---
share of            reductions until all limited
mortgage            partners have received an
reductions          amount equal to their adjusted
- general           invested capital and cumulative
partners or         distributions (including cash
affiliates          flow available for distribution)
                    equal to a 12 percent annual return
                    with respect to their adjusted
                    invested capital, and 15 percent of
                    the balance of any mortgage reductions

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners

No persons are known by the Partnership to own beneficially more than 5 percent of the limited partnership units at December 31, 1998.

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

(a)(1) and (a)(2) - See Index to Consolidated Financial
Statements and Schedule attached hereto.

(a)(3) - Exhibits.

None.

(b)(4) - Reports on Form 8-K.

None.

















Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
A California Limited Partnership


By:/s/John B. Joseph
_________________________________
John B. Joseph
General Partner                                    March 31, 1999


By:/s/Ronald R. White
_________________________________
Ronald R. White
General Partner                                    March 31, 1999


By:  CENTENNIAL CORPORATION
     General Partner

/s/John B. Joseph
_________________________________
John B. Joseph
Executive Vice President                           March 31, 1999


/s/Ronald R. White
_________________________________
Ronald R. White
President                                          March 31, 1999


/s/Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer                            March 31, 1999















        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                      A Limited Partnership






                          ANNUAL REPORT



















                            Form 10-K
                Consolidated Financial Statements
                 Items 8, 14(a)(1) and 14(a)(2)
                 December 31, 1998, 1997 and 1996
           (With Independent Auditors' Report Thereon)






                              F-1

            CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

                 Items 8, 14(a)(1) and 14(a)(2)
     Index to Consolidated Financial Statements and Schedule

Consolidated Financial Statements                            Page

  Independent Auditors' Report............................    F-3

  Consolidated Balance Sheets --
  December 31, 1998 and 1997..............................    F-4

  Consolidated Statements of Operations --
  Years ended December 31, 1998, 1997 and 1996............    F-7

  Consolidated Statements of Partners' Equity --
  Years ended December 31, 1998, 1997 and 1996............    F-9

  Consolidated Statements of Cash Flows --
  Years ended December 31, 1998, 1997 and 1996............   F-10

  Notes to Consolidated Financial Statements..............   F-14

Schedule

  Schedule IV - Mortgage Loans on Real Estate.............   F-36

All other schedules are omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or notes thereto.

















                               F-2

                   INDEPENDENT AUDITORS' REPORT



To the General Partners
Centennial Mortgage Income Fund:

We have audited the consolidated financial statements of Centennial Mortgage Income Fund, a limited partnership, and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centennial Mortgage Income Fund and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        KPMG LLP

Orange County, California
March 19, 1999



                               F-3

        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

                   Consolidated Balance Sheets


                   December 31, 1998 and 1997

   Assets                             1998              1997
-----------------------------------------------------------------
Cash and cash
  equivalents (note 5)            $  4,938,000      $  1,018,000

Real estate loans
  receivable, earning                  682,000           782,000
Real estate loans
  receivable, nonearning                   ---         1,072,000
Real estate loans receivable
  from unconsolidated investee,
  earning (note 5)                      88,000           752,000
Real estate loans receivable
  from unconsolidated investee,
  nonearning (note 5)                   12,000         1,241,000
-----------------------------------------------------------------
                                       782,000         3,847,000

Less allowance for possible
  loan losses (note 3)                     ---           714,000
-----------------------------------------------------------------
Net real estate loans receivable       782,000         3,133,000
-----------------------------------------------------------------

Real estate owned, held for
  sale (notes 6 and 7)                     ---         7,450,000
Real estate owned, held
  for sale, insubstance
  foreclosed (note 6)                      ---         1,040,000
-----------------------------------------------------------------
                                           ---         8,490,000







                               F-4
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

                   Consolidated Balance Sheets
                          (Continued)
                   December 31, 1998 and 1997

   Assets                             1998              1997
-----------------------------------------------------------------
Less allowance for possible
   losses on real estate
   owned (note 4)                          ---         2,354,000
-----------------------------------------------------------------
    Net real estate owned                  ---         6,136,000
-----------------------------------------------------------------

Accrued interest receivable                ---             5,000
Other assets, net                      315,000            47,000
Due from unconsolidated investee           ---            58,000
-----------------------------------------------------------------
                                 $   6,035,000     $  10,397,000
=================================================================

























                               F-5
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

                   Consolidated Balance Sheets
                          (Continued)


                   December 31, 1998 and 1997

  Liabilities and Partners' Equity       1998          1997
-----------------------------------------------------------------
Notes payable (note 7)               $        ---   $  2,421,000
Notes payable to affiliates (note 5)        2,000         73,000
Accounts payable and
  accrued liabilities                     385,000         20,000
Interest payable to affiliates on
  notes secured by real estate (note 5)       ---         39,000
Deferred profit on equity participation       ---        289,000
-----------------------------------------------------------------
   Total liabilities                      387,000      2,842,000
-----------------------------------------------------------------

Partners' equity (deficit)
  -- 38,729 limited partnership
  units outstanding in 1998 and 1997
    General partners                     (132,000)      (525,000)
    Limited partners                    5,780,000      8,080,000
-----------------------------------------------------------------
    Total partners' equity              5,648,000      7,555,000

Commitments  (note 8)
Contingencies (note 9)
Subsequent event (note 10)
-----------------------------------------------------------------
                                     $  6,035,000   $ 10,397,000
=================================================================









  See accompanying notes to consolidated financial statements
                               F-6
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Operations

         Years ended December 31, 1998, 1997 and 1996

                          1998          1997            1996
-----------------------------------------------------------------
Revenue:
Interest on loans to
  affiliates, including
  fees (note 5)         $  47,000    $   37,000       $ 100,000
Interest on loans to
  nonaffiliates,
  including fees          356,000       122,000         100,000
Interest on
  interest-bearing
  deposits (note 5)        83,000        72,000          85,000
Gain on sale of property   84,000         1,000          40,000
Income from operations
  of real estate owned    602,000       755,000         780,000
Other                      27,000         5,000             ---
-----------------------------------------------------------------
    Total revenue       1,199,000       992,000       1,105,000
-----------------------------------------------------------------
Expenses:
Provision for (recovery of)
  losses (notes 3 and 4)  155,000      (268,000)         40,000
Loss on sale of
  property                    ---         6,000             ---
Share of losses in
  unconsolidated
  investees (note 5)       96,000       125,000       2,304,000
Operating expenses
  from operations
  of real estate owned    142,000       168,000         259,000
Operating expenses from
  operations of real
  estate owned paid to
  affiliates (note 5)      30,000        41,000          55,000
Expenses associated
  with non-operating
  real estate owned       125,000       162,000         226,000



                               F-7
          CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                        A Limited Partnership

               Consolidated Statements of Operations
                         (Continued)

             Years ended December 31, 1998, 1997 and 1996

                          1998          1997             1996
-----------------------------------------------------------------
Depreciation and
  amortization expense      7,000        12,000          23,000
Interest expense          245,000       378,000         476,000
General and
  administrative,
  affiliates (note 5)     286,000       203,000         218,000
General and
  administrative,
  nonaffiliates            87,000       103,000         100,000
Mortgage investment
  servicing fees paid
  to affiliates (note 5)    2,000         4,000           4,000
-----------------------------------------------------------------
    Total expenses      1,175,000       934,000       3,705,000
-----------------------------------------------------------------
Income (loss) before
  minority interest        24,000        58,000      (2,600,000)

Minority
  interest (note 5)        67,000        65,000          86,000
-----------------------------------------------------------------
  Net income (loss)      $ 91,000   $   123,000     $(2,514,000)
=================================================================
Net income (loss) per
  limited partnership
  unit-basic and diluted $   2.35   $      3.18     $    (64.91)
=================================================================








  See accompanying notes to consolidated financial statements
                               F-8
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

          Consolidated Statements of Partners' Equity

         Years ended December 31, 1998, 1997 and 1996

                                                        Total
                         General        Limited         Partners'
                         Partners       Partners        Equity
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1995    $ (525,000)   $ 10,471,000   $  9,946,000

Net loss                      ---      (2,514,000)    (2,514,000)
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1996      (525,000)      7,957,000      7,432,000

Net income                    ---         123,000        123,000
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1997      (525,000)      8,080,000      7,555,000

Net income                    ---          91,000         91,000

Distributions to
  limited partners            ---      (1,998,000)    (1,998,000)

Reduction in general
  partner deficit capital
  account (note 1)        393,000        (393,000)           ---
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1998    $ (132,000)   $  5,780,000   $  5,648,000
=================================================================








  See accompanying notes to consolidated financial statements
                               F-9
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Cash Flows
         Years ended December 31, 1998, 1997 and 1996


                          1998           1997          1996
-----------------------------------------------------------------
Cash flows from
 operating activities:
  Net income (loss)      $  91,000   $    123,000    $(2,514,000)
  Adjustments to
   reconcile net income
   (loss) to net cash
   used in operating
   activities:
     Amortization
      of unearned
      loan fees             (5,000)        (2,000)       (2,000)
     Depreciation
      and amortization       7,000         12,000        23,000
     Provision for
    (recovery of) losses   155,000       (268,000)       40,000
     Interest accrued to
      principal on loans
      to affiliates         (9,000)       (37,000)     (195,000)
     Minority interest     (67,000)       (65,000)      (86,000)
     Loss (gain) on
      sale of real
      estate owned         (84,000)         5,000       (40,000)
     Share of losses
      in unconsolidated
      investees             96,000        125,000     2,304,000
Changes in assets
  and liabilities:
   (Increase) decrease
    in accrued interest
    receivable               5,000         (1,000)       14,000
   (Increase) decrease
    in other assets       (275,000)        45,000        (5,000)





                               F-10
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Cash Flows (Continued)
         Years ended December 31, 1998, 1997 and 1996
                               1998           1997          1996
-----------------------------------------------------------------
   Increase (decrease) in
    accounts payable and
    accrued liabilities      365,000        (3,000)      (28,000)
   Increase in
    interest and property
    taxes payable on
    real estate owned            ---           ---         4,000
   Decrease in payable to
    affiliates                   ---        (1,000)       (3,000)
   Increase (decrease)
    in interest payable
    to affiliates on notes
    secured by real estate   (39,000)       (4,000)       49,000
-----------------------------------------------------------------
   Net cash provided by
    (used in) operating
     activities              240,000       (71,000)     (439,000)
-----------------------------------------------------------------
Cash flows from
  investing activities:
   Principal collected on
    loans made to customers,
    net of amounts recorded
    as income in
    current period           932,000        24,000        50,000
   Principal collected on
    loans made to
    affiliates             1,422,000       331,000       113,000
   Advances on loans
    made to customers        (20,000)      (21,000)          ---
   Advances on loans made
    to affiliates           (209,000)     (970,000)   (1,044,000)
   Proceeds from sale
    of real estate owned   6,220,000     1,118,000       190,000
   Capital expenditures
    for real estate owned   (300,000)          ---      (273,000)
   (Increase) decrease in
    due from unconsolidated
    investee                  58,000       (58,000)          ---

                               F-11
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Cash Flows(Continued)

         Years ended December 31, 1998, 1997 and 1996
                            1998           1997          1996
-----------------------------------------------------------------
   (Increase) decrease
    in short-term
    investments              ---             ---         103,000
-----------------------------------------------------------------
   Net cash provided by
    (used in) investing
    activities         8,103,000         424,000        (861,000)
-----------------------------------------------------------------
Cash flows from
  financing activities:
  Advances on
   notes payable
   to affiliates         136,000          19,000          70,000
  Principal payments
   on notes payable   (2,421,000)       (934,000)         (5,000)
  Principal payments
   on notes payable
   to affiliates        (140,000)       (132,000)            ---
  Distributions to
   limited partners   (1,998,000)            ---             ---
-----------------------------------------------------------------
   Net cash provided by
    (used in) financing
    activities        (4,423,000)     (1,047,000)         65,000
-----------------------------------------------------------------
Net increase
  (decrease) in
  cash and cash
  equivalents          3,920,000        (694,000)     (1,235,000)
Cash and cash
  equivalents at
  beginning of year    1,018,000       1,712,000       2,947,000
-----------------------------------------------------------------
Cash and cash
  equivalents
  at end of year    $  4,938,000    $  1,018,000    $  1,712,000
=================================================================


                               F-12
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

             Consolidated Statements of Cash Flows (Continued)
         Years ended December 31, 1998, 1997 and 1996

                          1998           1997          1996
-----------------------------------------------------------------
Supplemental
  schedule of
  cash flow
  information:
   Cash paid during
    the year for:
      Interest      $    245,000    $    356,000    $    400,000
-----------------------------------------------------------------
Supplemental schedule
  of noncash investing
  and financing activities:
Decrease in deferred
  profit on equity
  participation
  and real estate
  loans resulting
  from foreclosure     $ 289,000    $        ---    $    270,000
Decrease in notes
  payable and real
  estate owned
  resulting from
  foreclosure                ---             ---         650,000
Decrease in interest
  and taxes payable on
  real estate owned
  resulting from
  foreclosure                ---             ---          15,000
Decrease in allowance
  for possible losses
  on real estate loans
  and real estate owned
  as a result of sales
  and chargeoffs       3,223,000       1,747,000         437,000
Receipt of notes
  receivable as
  partial repayment
  of note receivable     584,000             ---             ---

    See accompanying notes to consolidate financial statements
                               F-13
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

           Notes to Consolidated Financial Statements

                 December 31, 1998, 1997, and 1996

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

As of December 31, 1998, a majority of the loans secured by operating properties have been repaid to the Partnership. However, during the early 1990's, real estate market values for undeveloped land and commercial real estate in California declined severely. As the loans secured by undeveloped land and certain operating properties became delinquent, management of the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership became a direct investor in this real estate and managed operating properties and developed raw land until such time as the Partnership was able to sell this real estate owned. The real estate owned balance before allowance for possible losses at December 31, 1996 was $11,360,000, decreasing to $8,490,000 at year end 1997 and $ -0- at year end 1998.

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

The Partnership owns a 100 percent interest in Upland and CPI,
86.25 percent interest in BNN, 86.7 percent interest in Grand Plaza and a 50 percent interest in LCR and BKS. Several of the Partnership's assets were transferred to these corporations, at the Partnership's cost basis, in transactions which included no cash down with the Partnership carrying a substantial portion of the financing. Upland, CPI, BNN and Grand Plaza have been consolidated in the accompanying consolidated financial statements, and all significant inter-company balances and transactions, including the aforementioned transfers, have been eliminated in consolidation.

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

Partners' Capital Accounts

Cash Available for Distribution, as defined in the Partnership Agreement, is to be allocated 95 percent to the limited partners and 5 percent to the general partners until each limited partner has received an amount equal to a 12 percent non-cumulative annual return on his adjusted invested capital (as defined in the Partnership Agreement). Thereafter, Cash Available for Distribution is to be allocated 90 percent to the limited partners and 10 percent to the general partners. All distributions of Mortgage Reductions (as defined in the Partnership Agreement) after the first sixty months following the closing date of the Partnership, shall be distributed 99 percent to the limited partners and 1 percent to the general partners, until each limited partner has received a 12 percent cumulative annual return on his adjusted invested capital, after which such


                               F-15
amounts are to be distributed 85 percent to the limited partners and 15 percent to the general partners. In order to properly reflect the economic effect of the allocations discussed above, the Partnership has allocated financial statements net earnings (losses) 95 percent to the limited partners and 5 percent to the general partners through 1992. The Partnership had no Cash Available for Distribution during the two years ended December 31, 1997. The Partnership generated $240,000 in Cash Available for Distribution during 1998, however due to the deficit balance in the general partners capital account, they were not entitled to any interest in the distributions to partners paid in 1998.

Based upon these and various other terms of the Partnership Agreement, it is improbable that the general partners would be required to make any capital contributions to the Partnership in excess of their negative capital account as of December 31, 1992. Accordingly, since January 1, 1993, the Partnership has allocated 100 percent of the income and losses to the limited partners. As a result of the liquidation of the majority of the Partnership's investments in 1998, it has become clear that the amount of the required deficit restoration of the General Partners will not exceed $132,000 and the capital accounts of the general partners and limited partners have been adjusted to reflect such maximum deficit restoration.

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

Impaired Loans

The Partnership considers a loan to be impaired when based upon current information and events, it believes it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement. In

                               F-16
determining impairment, the Partnership considers large non-homogeneous loans including nonaccrual loans, troubled debt restructuring and performing loans which exhibit, among other characteristics, high loan-to-value ratios, low debt-coverage ratios, or other indications that the borrowers are experiencing increased levels of financial difficulty. The Partnership bases the measurement of collateral-dependent impaired loans on the fair value of the loan's collateral. The amount by which the recorded investment of the loan exceeds the measure of the impaired loan's value is recognized by recording a valuation allowance.

Real Estate Owned

Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 supersedes SOP 92-3 and also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less costs to sell. An impairment loss shall be measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets less costs to sell. SFAS 121 requires that assets to be disposed of not be depreciated while they are held for disposal. Estimated fair values are determined by using appraisals, discounted cash flows and/or other valuation techniques. The actual market price of real estate can only be determined by negotiation between independent parties in a sales transaction. The Partnership considered all real estate owned as held for sale during 1998 and 1997.

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

Deferred Profit on Equity Participation

Deferred profit on equity participation represents the Partnership's portion of equity from real estate loans/investments that was earned, but has not yet been paid by

                               F-17

the borrower. Generally, revenue is recognized when collection of the deferred profit becomes assured. No deferred profit was recognized during 1995, 1996 and 1997. Both the loan and associated deferred profit were charged off during 1998.

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



































                               F-18
The following is a recap of current and cumulative temporary differences between income for generally accepted accounting principles ("GAAP") and taxable earnings:

Current Temporary Differences      Partnership          Corporations
Total
                                   (Unaudited)          (Unaudited)
(Unaudited)
--------------------------------------------------------------------------------
----------
GAAP loss for the year
  ended December 31, 1998          $(2,181,000)       $  2,272,000        $
91,000
Provision for losses                (1,934,000)         (1,134,000)
(3,068,000)
Charge-offs deductible
  for tax purposes                  (2,115,000)                ---
(2,115,000)
Deferred profit previously taxed      (289,000)                ---
(289,000)
Accrued expenses deducted
  using the cash method               (220,000)           (286,000)
(506,000)
Carrying costs expensed
  for books and capitalized
  for tax purposes                         ---          (1,214,000)
(1,214,000)
Depreciation                           210,000                 ---
210,000
Minority interest share of
  losses not taxable                       ---             363,000
363,000
Share of losses in unconsolidated
 investee not deductible            (2,680,000)                ---
(2,680,000)
Net operating loss carry forward           ---              (1,000)
(1,000)
--------------------------------------------------------------------------------
----------
Taxable (loss) for the year
  ended December 31, 1998          $(9,209,000)        $       ---
$(9,209,000)
================================================================================
==========
Taxable loss allocable to
  General Partners                 $       ---
================================================================================
==========
Taxable loss per
  limited partner unit             $   (237.78)
================================================================================
==========

                                           F-19

-----------------------------------------------------------------

Cumulative Temporary Differences as of December 31, 1998
                                     Partnership    Corporations
                                     (Unaudited)     (Unaudited)
-----------------------------------------------------------------
Net operating loss carryforwards      $      ---       $   1,000
Share of losses in
  unconsolidated investee
  not deductible                           4,000             ---
-----------------------------------------------------------------
Total cumulative
  temporary differences               $    4,000       $   1,000
=================================================================

The subsidiary corporations are subject to taxation and account for income taxes under an asset liability approach to establishing deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the corporations' assets and liabilities. None of the subsidiary corporations have paid any income taxes since their respective formations and all of them have had net deferred tax assets which have been fully offset by valuation allowances as of December 31, 1998, 1997 and 1996. Accordingly, no tax expense or benefit has been recorded by these corporations during the three years ended December 31, 1998. No deferred tax asset related to the corporations' cumulative temporary differences shown above has been recorded in the consolidated financial statements due to the improbability of realization. Since these corporations were almost entirely liquidated as of December 31, 1998, it is unlikely that future consolidated financial statements will reflect any material income tax expense in the future.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents includes cash and interest-bearing deposits with original maturities of three months or less.

Net Loss Per Limited Partnership Unit

Net loss per limited partnership unit for financial statement purposes was based on the weighted average number of limited partnership units outstanding of 38,729 in 1998, 1997 and 1996.

                               F-20
Use of Estimates

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

Revenue Recognition

Revenue from rental income on real estate owned is recognized on a straight-line basis over the life of the lease when payments become due under operating leases. During 1998, 1997 and 1996, the Partnership has recognized gains or losses on the sale of real estate owned as the gains or losses are determinable and the earnings process is complete.

Financial Information about Industry Segments

The Partnership adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information"(SFAS 131"). Given that the Partnership is in the process of liquidation, the Partnership has identified only one operating business segment which is the business of asset liquidation. The adoption of SFAS 131 did not have an impact on the Partnership's financial reporting.

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

                               F-21
Accrued Interest Receivable, Accounts Payable and Accrued
Liabilities and Interest Payable

Carrying amounts approximate fair value because of the short-term maturity of these instruments, or they are due on demand.

Real Estate Loans Receivable - Earning and Nonearning

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














                               F-22
 (3)  Allowance for Possible Loan Losses

Changes in the allowance for possible loan losses are as follows:

                           1998           1997         1996
-----------------------------------------------------------------
Balance at
  beginning of year      $  714,000    $  982,000    $   957,000
Loans charged-off          (569,000)          ---            ---
Provision for
  (recovery of)
  loan losses              (145,000)     (268,000)        25,000
-----------------------------------------------------------------
Balance at end of year   $      ---    $  714,000    $   982,000
=================================================================

At December 31, 1998, there was one loan to an unconsolidated investee which was considered impaired and for which there is no related allowance for possible loan losses at December 31, 1998. However, as discussed in note 5, the unconsolidated investee has recorded substantial operating losses and the Partnership's proportionate share of the losses in unconsolidated investee has reduced the net carrying value of this loan to $12,000 as of December 31, 1998. There were additional investments of $209,000 and $255,000 in impaired loans during the years ended December 31, 1998 and 1997, respectively. For the years ended December 31, 1998, 1997 and 1996, the Partnership recognized interest income on these impaired loans of $349,000, $96,000 and $169,000, respectively. For the year ended December 31, 1998, the Partnership recognized $311,000 in interest income using the cash basis method of income. There was no interest income recognized using the cash basis method of income during the years ended December 31, 1997 and 1996.












                               F-23
 (4)  Allowance for Possible Losses on Real Estate Owned

Changes in the allowance for possible losses on real estate owned are as follows:

                          1998            1997            1996
-----------------------------------------------------------------
Balance at
  beginning of year   $  2,354,000    $  4,101,000   $ 4,523,000
Provision for losses,
  net of recoveries        300,000             ---        15,000
Real estate owned
  charged-off           (2,654,000)     (1,747,000)     (437,000)
-----------------------------------------------------------------
Balance at
  end of year         $        ---    $  2,354,000   $ 4,101,000
=================================================================

(5)  Transactions with Affiliates

Under the provisions of the Partnership Agreement, CC is entitled to receive from the Partnership mortgage investment servicing fees for loans serviced equal to an annual rate of 1/4 of 1 percent of the committed amounts to be funded by the Partnership. The Partnership incurred and paid $2,000, $4,000 and $4,000 of mortgage investment servicing fees payable to CC in 1998, 1997 and 1996, respectively.

As discussed in note 1, the Partnership owns 50 percent of the stock of two corporations which have not been consolidated in the accompanying financial statements, LCR and BKS. The balance of stock in these corporations is owned by Centennial Mortgage Income Fund II ("CMIF II"), an affiliate. LCR invested in a joint venture, Silverwood Homes ("Silverwood") which has constructed homes. The Partnership has participated in making several loans to these corporations and this joint venture.
Under the equity method of accounting, these loans are a component of the Partnership's investment in LCR and BKS, and therefore the Partnership has recorded losses by LCR and BKS as a reduction of the carrying value of these loans receivable. The Partnership wrote off its investment in and loans receivable from BKS during 1996 when its share of losses equaled its investment and the probability of recovery of any of its investment became unlikely. Accordingly, the 1998 and 1997 consolidated financial statements include only amounts related to the LCR and Silverwood loans and investments.
                               F-24
A summary of these real estate loans receivable from unconsolidated investee as of December 31, 1998 is as follows:

                                                          Net
                         Principal      Losses          Carrying
                          Balance       Offset           Value
-----------------------------------------------------------------
Unsecured note
  receivable from LCR (a)   $    ---    $      ---   $      ---

50 percent interest
  in unsecured note
  receivable from LCR (a)        ---           ---          ---

50 percent interest
  in development loan
  secured by a first
  trust deed from
  Silverwood (a)                 ---           ---          ---

50 percent interest in
  construction loan secured
  by a first trust deed
  from Silverwood             23,000        11,000       12,000

Construction loan secured
  by a first trust deed
  from Silverwood             88,000           ---       88,000
-----------------------------------------------------------------
Totals                   $   111,000   $    11,000  $   100,000
-----------------------------------------------------------------

(a) The unpaid balances of these loans were charged off by the Partnership during 1998 when the collateral associated with the notes was sold to an unaffiliated party. The Partnership accepted its 50 percent share of the net proceeds from the sale of the collateral and released its security interest in the collateral. Since the proceeds from the sale were less than the balances of the notes, the Partnership charged off the balance of the notes. The cumulative principal balance of the loans charged off was $2,771,000.

The Partnership has not accrued its share of interest on two of the Silverwood loans which was approximately $47,000 as of December 31, 1998.

                               F-25
A summary of these real estate loans receivable from unconsolidated investee as of December 31, 1997 is as follows:

                                                          Net
                         Principal      Losses          Carrying
                          Balance       Offset           Value
-----------------------------------------------------------------
Unsecured note
  receivable from LCR   $ 1,250,000    $ 1,250,000   $       ---

50 percent interest
  in unsecured note
  receivable from LCR     1,055,000      1,055,000           ---

50 percent interest
  in development loan
  secured by a first
  trust deed from
  Silverwood              1,212,000        381,000       831,000

50 percent interest
  in construction loan
  secured by a first
  trust deed from
  Silverwood                239,000            ---       239,000

50 percent interest
  in construction loan
  secured by a first
  trust deed from
  Silverwood                171,000            ---       171,000

Construction loan secured
  by a first trust deed
  from Silverwood           752,000            ---       752,000
-----------------------------------------------------------------
Totals                  $ 4,679,000    $ 2,686,000   $ 1,993,000
-----------------------------------------------------------------

The Partnership had not accrued its share of interest on the unsecured notes receivable from LCR which was approximately
$715,000 as of December 31, 1997.

The Partnership had not accrued its share of interest on three of the Silverwood loans which was approximately $188,000 as of December 31, 1997.

                               F-26
LCR entered into a joint venture agreement entitled Silverwood with Home Devco, ("Home Devco"), an affiliate of the general partners of the Partnership, to construct and sell single-family homes at the project. During 1995, LCR contributed 179 lots which were zoned for single family homes in Lancaster, California to the joint venture as its initial capital contribution. As LCR has a 99.99 percent ownership interest in the joint venture, Silverwood has been consolidated with LCR.

The consolidated balance sheets and statements of operations of LCR have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for LCR at December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996:


































                               F-27
                     LCR Development, Inc.
                  Consolidated Balance Sheets

                            December 31,          December 31,
  Assets                        1998                 1997
-----------------------------------------------------------------
Cash                        $    11,000         $    11,000
Restricted cash                  20,000              20,000

Real estate owned               119,000           6,950,000
Less allowance for
  losses on real
  estate investments             17,000           4,063,000
-----------------------------------------------------------------
Net real estate owned           102,000           2,887,000

Organization costs                  ---               1,000
-----------------------------------------------------------------
                            $   133,000         $ 2,919,000
=================================================================

  Liabilities and Stockholders' Deficit
-----------------------------------------------------------------
Notes payable
  to affiliates:
    CMIF                    $ 2,882,000         $ 4,679,000
    CMIF II                   1,549,000           2,250,000
-----------------------------------------------------------------
Total notes payable           4,431,000           6,929,000

Accounts payable
  and accrued liabilities        12,000              38,000
Interest payable
  to affiliates               1,837,000           1,377,000
Payable to affiliates             5,000              75,000
-----------------------------------------------------------------
Total liabilities             6,285,000           8,419,000

Stockholders'
 deficit                     (6,152,000)         (5,500,000)
-----------------------------------------------------------------
                            $   133,000         $ 2,919,000
=================================================================


                               F-28
                   LCR Development, Inc.
            Consolidated Statements of Operations


           Years ended December 31, 1998, 1997 and 1996

                           1998           1997          1996
-----------------------------------------------------------------
Revenues
  Housing sales        $ 1,509,000    $   834,000    $   233,000
  Sale of finished lots  1,499,000            ---            ---
----------------------------------------------------------------
                         3,008,000        834,000        233,000
----------------------------------------------------------------

Costs and expenses
  Cost of housing sales  1,437,000        851,000        238,000
  Cost of sale of
   finished lots         1,514,000            ---            ---
  Provision for losses on
   real estate owned       216,000        207,000      2,516,000
  Selling and
   marketing expenses       66,000        131,000        184,000
  General and
   administrative           24,000         64,000        162,000
-----------------------------------------------------------------
                         3,257,000      1,254,000      3,100,000
-----------------------------------------------------------------
Operating loss            (249,000)      (420,000)    (2,867,000)
Interest expense           403,000        361,000        151,000
-----------------------------------------------------------------
Net (loss)             $  (652,000)   $  (781,000)   $(3,018,000)
=================================================================
Interest not included
  in share of losses      (460,000)      (532,000)      (336,000)
-----------------------------------------------------------------
Allocable net loss     $  (192,000)  $   (249,000)   $(2,682,000)
=================================================================
Share of losses
  recorded             $   (96,000)  $   (125,000)   $(1,966,000)
=================================================================

Although the Partnership owns a 50 percent interest in LCR, it holds more than 50 percent of LCR's debt. Since the Partnership

                               F-29
made a $1,250,000 unsecured loan to LCR, the Partnership was allocated losses to the extent of the unsecured loan and remaining losses were allocated 50 percent to the Partnership and 50 percent to CMIF II during 1996. Additionally, the Partnership and CMIF II have not recorded interest income in connection with the $1,837,000 of accrued interest payable to affiliates by LCR and Silverwood. Accordingly, the Partnership has not recorded its share of losses from LCR to the extent that it represents this nonaccrued interest income.

        Difference of Allocation of Share of Losses
                                           1998
-----------------------------------------------------------------
The Partnership's 50 percent share
  of LCR's stockholders' deficit
  at December 31, 1998                 $(3,076,000)

Cumulative interest payable by LCR
  to the Partnership not accrued as
  income by the Partnership                919,000

Loans receivable considered as part
  of the Partnership's investment (b)    2,882,000

Disproportionate loss allocation          (625,000)
-----------------------------------------------------------------
Net loans receivable                   $   100,000
=================================================================

(b) The partnership has charged off $2,771,000 of these loans.

As discussed above, the Partnership holds 50 percent of the stock of BKS with CMIF II. BKS owned a 283 acre residential tract in Bakersfield, California and foreclosed on this property on August 8, 1994. Bonds and taxes accrued on the property increased from $1,605,000 at December 31, 1995 to $2,085,000 at December 31,
1996. During 1996, the bond holders commenced foreclosure proceedings on the property. Management elected to abandon the property in 1996 due to the fact that land values had not increased. Therefore, during 1996, the Partnership recorded its $338,000 share of losses in connection with BKS which resulted in the Partnership's investment in BKS being reduced to a zero balance. Bonds, property taxes and note payable to affiliates are nonrecourse liabilities and, therefore, the Partnership and BKS have no contingent liability in excess of the property. The

                               F-30
Partnership has no future obligation nor risk of additional losses related to this investee.

The Partnership reimburses the general partner for salaries and related expenses incurred on behalf of the Partnership for services such as legal, clerical, accounting, property management and other administrative functions. The general partners and affiliates charged $242,000, $244,000 and $273,000 for such services in 1998, 1997 and 1996, respectively. The Partnership also accrued an additional $74,000 as general and administrative, affiliates expense during 1998. This amount is included in accounts payable and accrued liabilities on the consolidated balance sheet as of December 31, 1998 and represents the Partnership's estimated share of certain severance pay that will become payable in April 1999 (see note 8).

During 1998, 1997 and 1996, the Partnership maintained interest-bearing deposits with Sunwest Bank, an affiliate of the general partners. The balances at December 31, 1998, 1997 and 1996 were $1,752,000, $2,000 and $534,000, respectively. Interest earned on such deposits for 1998, 1997 and 1996 was $17,000, $13,000 and
$22,000, respectively.

In July 1997, the auto retail center in Corona, California was sold by Grand Plaza Auto Retail, Inc. ("Grand Plaza"), a consolidated subsidiary corporation of the Partnership. The Partnership owned an 86.7 percent interest in Grand Plaza with the balance of 13.3 percent owned by Centennial Mortgage Income Fund III ("CMIF III") an affiliate. Both the Partnership and CMIF III had made loans to Grand Plaza prior to the sale that exceeded the value of the assets held by it. CMIF III's share of these loans had been reduced by its share of Grand Plaza's operating losses, with the net amount having been shown as notes and interest payable to affiliates in the Partnership's consolidated financial statements. Grand Plaza realized $935,000 in net cash proceeds from the sale of the property. Grand Plaza charged off $1,665,000 of its $2,600,000 carrying value of the property against its allowance for losses on real estate owned and recorded a $6,000 loss on the sale. The net sales proceeds were used to pay a portion of the notes payable by Grand Plaza to the Partnership and CMIF III. CMIF III's share of the proceeds was $123,000.

In December 1998, the 19 acres in Sacramento was sold by BNN for $1,300,000 net of selling costs. BNN recorded a $57,000 gain on sale of the property after charging off its previously recorded $1,579,000 allowance for losses against the cost basis of the

                               F-31
property. BNN also recorded a $445,000 provision for losses during the third quarter of 1998 and $120,000 in expenses associated with non-operating real estate owned incurred throughout 1998. The Partnership owns an interest in BNN with an affiliated entity CMIF III. At December 31, 1998, the ownership percentages were 86.25 for the Partnership and 13.75 for CMIF
III. CMIF III's share of BNN's net loss for 1998 was $67,000 and CMIF III funded $136,000 in additional advances under its loan to BNN during 1998. CMIF III received $179,000 of the cash proceeds from the sale as a partial payment of its note receivable and interest due from BNN. Notes payable and interest payable to affiliates at December 31, 1998 and 1997 includes $13,000 and $473,000, respectively, and the Partnership had recorded $11,000 and $361,000, respectively, of minority interest in cumulative losses from this corporate joint venture against the note payable to affiliates balance as of the same dates. The notes payable to affiliates balance reflects CMIF III's share of the remaining note payable by the corporation to the Partnership and CMIF III.


(6)  Real Estate Owned

Real estate owned consists of the following:

                                   December 31,     December 31,
                                      1998             1997
-----------------------------------------------------------------
1. Shopping Center in Upland, CA   $       ---      $ 4,628,000
2. 19 acres in Sacramento, CA              ---        2,822,000
3. Condominiums in Oxnard, CA              ---        1,040,000
-----------------------------------------------------------------
Total real estate owned            $       ---      $ 8,490,000
=================================================================

At December 31, 1997 property number 3 was accounted for as insubstance foreclosure under SFAS 118 as the Partnership did not hold legal title to the property, but the borrower had surrendered the collateral to the control of the Partnership.
The last four condominiums were sold during the first quarter of 1998. These sales generated approximately $762,000 in net cash proceeds and resulted in a $22,000 gain on sale, after charging off the previously recorded $299,000 allowance for losses against the property.

                              F-32
Property number 1 was sold in November 1998. The sale generated $3,861,000 in gross cash proceeds before paying off the secured debt discussed in note 7 to the consolidated financial statements. The Partnership recorded a $5,000 gain on the sale after charging off the $776,000 previously recorded allowance for losses against the property.

The following is a summary of consolidated real estate owned for the years ended December 31, 1998, 1997 and 1996:

                            1998          1997          1996
-----------------------------------------------------------------
Balance at beginning
  of year               $ 8,490,000   $11,360,000    $12,339,000
Additions during period:
  Improvements              300,000           ---        273,000
Deduction during period:
  Real estate sold       (6,136,000)   (1,123,000)      (150,000)
  Real estate
   foreclosed                   ---           ---       (665,000)
  Chargeoffs             (2,654,000)   (1,747,000)      (437,000)
-----------------------------------------------------------------
Balance at year end     $       ---   $ 8,490,000    $11,360,000
=================================================================

(7) Notes Payable

Notes payable consist of the following:
                                  December 31,    December 31,
                                     1998            1997
-----------------------------------------------------------------
Note payable secured by
  shopping center in
  Upland, CA with interest
  and principal payments due
  monthly of $24,000; interest
  rate of 9.5 percent which may
  be adjusted based on changes
  in the LIBOR rate,
  repaid in November 1998       $       ---      $ 2,421,000
-----------------------------------------------------------------
  Total note payable           $       ---      $ 2,421,000
=================================================================

                              F-33
(8)  Commitments

The day to day operations of the Partnership and several other affiliated partnerships are carried on by employees of the corporate general partner, Centennial Corporation ("CC"). CC no longer has any significant operations other than the management of these partnerships who are in the repayment stage. During the first quarter of 1998, several employees resigned from their employment at CC. Their resignations were principally due to the anticipated disposition of the majority of the assets owned by the Partnership and other affiliated partnerships in the relatively near future. The disposition of these assets could reasonably be expected to precipitate layoffs, and given the relatively robust job market in Southern California, where the general partners conduct their operations, these employees opted to secure positions with other companies with more promising futures. As of April 1, 1998, CC employed only six employees. All of the remaining employees had been employed by CC for over ten years and had intimate knowledge of the partnerships' operations. The general partners concluded that it would be in the best interest of the Partnership to provide the remaining employees with some type of incentive for them to continue working for the partnerships until the majority of the partnerships' assets were liquidated. Accordingly, CC entered into twelve-month employment contracts with each of these employees which expire on March 31, 1999. These employment contracts have been guaranteed by the Partnership and the affiliated partnerships. The contracts provided that CC could exercise an option to extend the contract for any employee in three month increments at the end of each calendar quarter if it determined that such extension was in the best interest of the partnerships. CC has exercised this option for one employee until December 1999. All of the remaining contracts will expire in March 1999. The contracts include an increase in salary of 10 percent and also provide that if these employees remain employed by CC until the end of the contract term, including extensions, they will be entitled to severance pay equal to six months base salary. The maximum total salaries, employer taxes, related benefits and severance pay included in these contracts is approximately $623,000. The Partnership's anticipated share of this cost is estimated to be between $275,000 and $300,000, depending on the amount of time which will be spent by these employees in managing the affairs of the Partnership. The Partnership's share of the cost of these contracts during the year ended December 31, 1998 was approximately $213,000. The Partnership has recorded $74,000 in accrued severance benefits as of December 31, 1998. The Partnership's estimated share of the cost of the contract extension is less than $20,000.

                              F-34
 (9)  Contingencies

Unbeknownst to the Partnership, on July 19, 1996, a default was entered against the Partnership for failure to respond to a complaint filed on July 17, 1995 in the San Bernardino Superior Court, entitled Henry Yong Lim et al -vs.- Cardinal Security, et al and allegedly served on the Partnership in May 1996. As shown by the proofs of service, the complaint was served on the wrong party in 1996. The Partnership first became aware of its involvement in this lawsuit in September 1997 when it received copies of requests for entry of default judgement totaling approximately $1,000,000. The judgements involved both economic and non-economic damages and injuries allegedly suffered by the plaintiffs as a result of an altercation between the plaintiffs, other third parties and security guards employed by the Partnership at its shopping center in Upland, California. The request for judgement names Centennial Mortgage Income Fund Partnership as a defendant in this action. Since the Partnership was never served with the complaint and had no other way of knowing about this action, the Partnership retained legal counsel to set aside the defaults and any default judgements which were entered, due to the lack of proper service and notice. The Partnership also tendered this action to its liability insurance carrier for legal and liability coverage. The default judgement has been set aside and the plaintiff's appeal of the set aside ruling has been denied by the Court. The Court has also ruled that the prior jury found 0% liability as to the Partnership for non-economic damages and that the plaintiffs can only proceed to trial against the Partnership for recovery of economic damages. Based upon evidence presented at the prior trial, Management believes that these economic damages should not exceed $40,000. Management intends to vigorously defend any future actions related to this matter. Management believes that even if the plaintiff's prevail in these actions, the Partnership's insurance coverage and/or the security company's insurance carrier should prevent the Partnership from suffering a material loss from these proceedings.

There are no other material pending legal proceedings other than ordinary routine litigation incidental to the Partnership's business. Based on part of advice of legal counsel, management does not believe that the results of any of these matters will have a material impact on the Partnership's financial position or results of operations.

(10)  Subsequent Event

The Partnership paid a $3,873,000 cash distribution to limited partners in February 1999.
                              F-35
                  CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule IV

                              Mortgage Loans on Real Estate
                                    December 31, 1998
                               Interest          Final
Periodic
Description                      Rate         Maturity Date
Payment Terms
--------------------------------------------------------------------------------
----------
Note secured by:

50 percent interest                                                    Interest
only -
  in First Trust                                                    Balloon
payments of
  Deed on 157 lots                                               $325,000 in
July 1999 and
  in Lancaster, CA              8% Fixed      April 23, 2000         $745,000 in
July 2000

50 percent interest
  in Second Trust                                                     Interest
only -
  Deed on 157 lots                                                   Balloon
payment of
  in Lancaster, CA             10% Fixed      April 23, 1999        $100,000 in
April 1999

50 percent interest
  in Second Trust
  Deed on one
  single family home                                                    P + I
due at
  in Lancaster, CA             Prime + 1%      July 1, 1998
maturity

First Trust Deed on one
  single family home
  in Lancaster, CA            9.5% fixed      April 30, 2000            P + I
monthly



                                           F-36
                         CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule IV
                              Mortgage Loans on Real Estate
                                       (Continued)
                                    December 31, 1998

                               Interest          Final
Periodic
Description                      Rate         Maturity Date
Payment Terms
--------------------------------------------------------------------------------
----------
Note secured by:

First Trust Deed on one
  single family home                                                    P + I
due at
  in Lancaster, CA            Prime + 1%     January 1, 1999
maturity


















                                           F-37
                     CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule IV
                              Mortgage Loans on Real Estate
                                       (Continued)
                                    December 31, 1998
                                                                      Principal
Amount
                                      Face           Carrying           of Loan
Subject
                                    Amount of        Amount of           to
Delinquent
Description         Prior Liens     Mortgages        Mortgages (F1)  Principal
or Interest
--------------------------------------------------------------------------------
----------
Note secured by:

50 percent interest
  in First Trust
  Deed on 157 lots                  $1,070,000
  in Lancaster, CA      None      (50% - $535,000)    $542,000
None

50 percent interest
  in Second Trust
  Deed on 157 lots     1st TD of      $100,000
  in Lancaster, CA     $1,070,000  (50% - $50,000)      51,000
None

50 percent interest
  in Second Trust
  Deed on one
  single family home                 $1,034,000
  in Lancaster, CA      $88,000  (50% - $517,000)       23,000
$23,000

First Trust Deed on one
  single family home
  in Lancaster, CA       None         $90,000           89,000
None

                                           F-38
                 CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule IV
                              Mortgage Loans on Real Estate
                                       (Continued)
                                    December 31, 1998

Principal Amount
                                      Face           Carrying            of Loan
Subject
                                    Amount of        Amount of           to
Delinquent
Description         Prior Liens     Mortgages        Mortgages (F1)
Principal or Interest
--------------------------------------------------------------------------------
----------
Note secured by:

First Trust Deed on one
  single family home
  in Lancaster, CA      None         $870,000          $88,000
$88,000


Loss from unconsolidated investee                      (11,000)

--------------------------------------------------------------------------------
----------
                                                  $    782,000         $
111,000
================================================================================
==========

<F1>  Aggregate cost for Federal Income Tax purpose is $782,000 at December 31,
1998.





                                           F-39
                 CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                  A Limited Partnership

Schedule IV

                              Mortgage Loans on Real Estate
                                       (Continued)
                                    December 31, 1998


The following is a summary of activity for the years ended December 1998, 1997 and 1996.

                                             1998             1997
1996
--------------------------------------------------------------------------------
----------
Balance at beginning of year            $  3,847,000      $  3,297,000      $
4,793,000
  Additions during period:
  New mortgage loans/disbursements           229,000           991,000
1,044,000
  Other - Interest reserve, amortization
    and transfer from accrued interest        14,000            39,000
197,000
Deductions during period:
  Collections of principal                (2,354,000)         (355,000)
(163,000)
  Charge-offs                               (569,000)              ---
(270,000)
  Offset against deferred profit
    on equity participation                 (289,000)              ---
---
  Losses from unconsolidated investees       (96,000)         (125,000)
(2,304,000)
--------------------------------------------------------------------------------
----------
Balance at year end                     $    782,000      $  3,847,000      $
3,297,000
================================================================================
=========




                       See accompanying independent auditors' report.
                                           F-40
Exhibit 21





                      LCR DEVELOPMENT, INC.

                    A California Corporation

                Consolidated Financial Statements
                 December 31, 1998, 1997 and 1996
           (with Independent Auditors' Report Thereon)




































                              F-41



                      LCR DEVELOPMENT, INC.

                    A California Corporation


            Index to Consolidated Financial Statements


Consolidated Financial Statements                            Page

Independent Auditors' Report .............................   F-43

Consolidated Balance Sheets --
 December 31, 1998 and 1997...............................   F-44

Consolidated Statements of Operations --
   Years ended December 31, 1998, 1997 and 1996...........   F-46

Consolidated Statements of Stockholders' Equity (Deficit)
   Years ended December 31, 1998, 1997 and 1996...........   F-47

Consolidated Statements of Cash Flows --
   Years ended December 31, 1998, 1997 and 1996...........   F-48

Notes to Consolidated Financial Statements ...............   F-51





















                               F-42
                   INDEPENDENT AUDITORS' REPORT

The Board of Directors
LCR Development, Inc.:

We have audited the consolidated balance sheets of LCR Development, Inc. and subsidiary (the "Company") as of December 31, 1998 and 1997 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LCR Development, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has various notes payable past due or scheduled to mature in 1999. These items raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              KPMG LLP
Orange County, California
March 19, 1999
                               F-43

                      LCR Development, Inc.
                   Consolidated Balance Sheets

                                   December 31,     December 31,
  Assets                               1998             1997
-----------------------------------------------------------------
Cash                               $    11,000      $    11,000
Restricted cash                         20,000           20,000

Real estate owned (note 5)             119,000        6,950,000
Less allowance for losses on
  real estate investments (note 4)      17,000        4,063,000
-----------------------------------------------------------------
Net real estate owned                  102,000        2,887,000

Organization costs                         ---            1,000
-----------------------------------------------------------------
                                   $   133,000      $ 2,919,000
=================================================================

  Liabilities and Stockholders' Equity (Deficit)
-----------------------------------------------------------------
Notes payable to affiliates:
  CMIF                             $ 2,882,000      $ 4,679,000
  CMIF II                            1,549,000        2,250,000
-----------------------------------------------------------------
Total notes payable (note 7)         4,431,000        6,929,000

Accounts payable
  and accrued liabilities               12,000           38,000
Interest payable to affiliates       1,837,000        1,377,000
Payable to affiliates (note 6)           5,000           75,000
-----------------------------------------------------------------
Total liabilities                    6,285,000        8,419,000











                               F-44
                      LCR Development, Inc.
                   Consolidated Balance Sheets
                          (Continued)


  Liabilities and                   December 31,     December 31,
    Stockholders' Equity (Deficit)      1998             1997
-----------------------------------------------------------------
Stockholders' equity (deficit)
  Common stock, no par value;
  300 shares authorized;
  300 shares issued and
  outstanding in 1998 and 1997           3,000            3,000
  Accumulated deficit               (6,155,000)      (5,503,000)
-----------------------------------------------------------------
    Total stockholders'
      equity (deficit)              (6,152,000)      (5,500,000)

Contingencies (Note 9)
Uncertainties (Note 2)
-----------------------------------------------------------------
                                   $   133,000      $ 2,919,000
=================================================================






















  See accompanying notes to consolidated financial statements
                               F-45
                      LCR Development, Inc.
               Consolidated Statements of Operations

           Years ended December 31, 1998, 1997 and 1996

                           1998           1997         1996
-----------------------------------------------------------------
Revenues
  Housing sales            $ 1,509,000  $   834,000  $   233,000
  Sale of finished lots      1,499,000          ---          ---
-----------------------------------------------------------------
                             3,008,000      834,000      233,000
-----------------------------------------------------------------

Costs and expenses
  Cost of housing sales      1,437,000      852,000      238,000
  Cost of finished
   lots sold                 1,514,000          ---          ---
  Provision for
   losses on real
   estate owned (note 4)       216,000      207,000    2,516,000
  Selling and
   marketing expenses           66,000      131,000      184,000
  General and
   administrative               24,000       64,000      162,000
-----------------------------------------------------------------
                             3,257,000    1,254,000    3,100,000
-----------------------------------------------------------------
Operating loss                (249,000)    (420,000)  (2,867,000)
Interest expense (note 5)      403,000      361,000      151,000
-----------------------------------------------------------------
Loss before income taxes   $  (652,000) $  (781,000) $(3,018,000)
-----------------------------------------------------------------
Income taxes (note 8)              ---          ---          ---
-----------------------------------------------------------------
Net loss                   $  (652,000) $  (781,000) $(3,018,000)
=================================================================
Net loss per common share $    (2,173) $    (2,603) $   (10,060)
=================================================================
Weighted average
  number of common
  shares outstanding              300          300          300
=================================================================


  See accompanying notes to consolidated financial statements
                               F-46
                      LCR Development, Inc.
      Consolidated Statements of Stockholders' Equity (Deficit)


         Years ended December 31, 1998, 1997 and 1996

                                                        Total
                                                    Stockholders'
                       Common        Accumulated       Equity
                        Stock          Deficit        (Deficit)
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1995   $     3,000    $ (1,704,000)  $ (1,701,000)

Net loss                      ---      (3,018,000)    (3,018,000)
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1996         3,000      (4,722,000)    (4,719,000)

Net loss                      ---        (781,000)      (781,000)
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1997         3,000      (5,503,000)    (5,500,000)

Net loss                      ---        (652,000)      (652,000)
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1998   $     3,000    $ (6,155,000)  $ (6,152,000)
=================================================================















  See accompanying notes to consolidated financial statements
                               F-47
                      LCR Development, Inc.
                Consolidated Statements of Cash Flows


           Years ended December 31, 1998, 1997 and 1996

                           1998           1997          1996
-----------------------------------------------------------------
Cash flows from
 operating activities:
  Net loss             $  (652,000)   $  (781,000)   $(3,018,000)
  Adjustments to
   reconcile net
   loss to cash
   provided by (used
   in) operating
   activities:
    Provision for
     possible losses       216,000        207,000      2,516,000
Changes in assets
  and liabilities:
  Decrease in
   organization costs        1,000            ---          1,000
  Decrease (increase)
   in real estate owned  2,569,000       (500,000)    (1,237,000)
  Increase (decrease)
   in interest payable     460,000        532,000        336,000
  Increase (decrease) in
   accounts payable and
   accrued liabilities     (21,000)        27,000         10,000
  Increase (decrease) in
   payable to affiliates   (75,000)        59,000         15,000
-----------------------------------------------------------------
     Net cash provided by
      (used in) operating
      activities         2,498,000       (456,000)    (1,377,000)
-----------------------------------------------------------------
Cash flows from
  investing activities:
  Increase in
    restricted cash            ---        (10,000)      (10,000)
-----------------------------------------------------------------




                               F-48
                      LCR Development, Inc.
                Consolidated Statements of Cash Flows
                          (Continued)

         Years ended December 31, 1998, 1997 and 1996

                          1998           1997          1996
-----------------------------------------------------------------
    Net cash used in
     investing
     activities                ---        (10,000)      (10,000)
-----------------------------------------------------------------
Cash flows from
  financing activities-
   Repayments of
    notes payable       (2,740,000)           ---            ---
   Advances received
    on notes payable       242,000        477,000      1,387,000
-----------------------------------------------------------------
    Net cash (used in)
     provided by
     financing
     activities         (2,498,000)       477,000      1,387,000
-----------------------------------------------------------------
Net increase (decrease)
   in cash                     ---         11,000            ---
Cash at beginning
   of year                  11,000            ---            ---
-----------------------------------------------------------------
Cash at
   end of year           $  11,000     $   11,000      $     ---
=================================================================















                               F-49
                      LCR Development, Inc.
                Consolidated Statements of Cash Flows
                          (Continued)

         Years ended December 31, 1998, 1997 and 1996

                          1998           1997          1996
-----------------------------------------------------------------
Supplemental schedule
  of cash flow
  information:
  Cash paid during
   The year for:
Interest                 $  64,000            ---            ---

Supplemental
  schedule of
  noncash
  investing and
  financing activities:
  Decrease in real
   estate owned and
   related allowance
   for losses due to
   sale of real estate
   owned                 4,262,000         42,000          8,000


















  See accompanying notes to consolidated financial statements

                              F-50
                      LCR DEVELOPMENT, INC.
            Notes to Consolidated Financial Statements

                 December 31, 1998, 1997, 1996

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

Income Taxes

LCR is subject to taxation and accounts for income taxes under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach to establishing deferred tax assets and liabilities for the temporary differences between the financial

                               F-51
reporting basis and the tax basis of the corporation's assets and liabilities.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2)  Ability to Continue as a Going Concern

LCR and Silverwood has $6,285,000 in liabilities outstanding as of December 31, 1998 and has only $133,000 in net assets. Most of these liabilities are notes that are payable to CMIF and CMIF II who have periodically agreed to extend this debt over the past two years. The final home owned by Silverwood closed escrow in March 1999 and the proceeds from the sale were used to repay part of this debt. The remaining assets of LCR and Silverwood will be used to repay a portion of their remaining debt. It is probable that LCR and Silverwood will be unable to continue operations and that the majority of the Company's debt as of December 31, 1998 will remain unpaid. Management believes that it has made adjustments in the financial statements to reflect the probable outcome of these uncertainties.


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


                               F-52
Notes Payable to Affiliates and Interest Payable to Affiliates

The fair value is not determinable due to their related party nature and terms.

Accounts Payable and Accrued Liabilities and Payable to
Affiliates

The carrying value is considered to be equal to the fair value of these liabilities as they are short-term in nature.

(4)  Allowance for Possible Losses on Real Estate Owned

Changes in the allowance for possible losses on real estate owned are as follows:


                            1998              1997         1996
-----------------------------------------------------------------
Balance at
  beginning of year      $4,063,000    $3,898,000    $1,390,000
Real estate owned
  charged-off            (4,262,000)      (42,000)       (8,000)
Provision for losses        216,000       207,000     2,516,000
-----------------------------------------------------------------
Balance at
  end of year            $   17,000    $4,063,000    $3,898,000
=================================================================


















                               F-53
(5)  Real Estate Owned

Real estate owned consists of the following:

                                              1998        1997
-----------------------------------------------------------------
Residential lots held
  for  development                       $      ---   $5,340,000
Model home complex                              ---      478,000
Production homes under
  construction and held for sale            119,000    1,132,000
-----------------------------------------------------------------
Sub-total                                   119,000    6,950,000
Less: allowance for possible losses         (17,000)  (4,063,000)

Net real estate owned                    $  102,000   $2,887,000
=================================================================

Real estate owned as of December 31, 1998 consists of one substantially completed single family home that was sold in March
1999.

Interest incurred, paid and capitalized during the three years ended December 31,1998 was as follows:


                            1998              1997         1996
-----------------------------------------------------------------
Interest incurred        $  524,000    $  568,000    $  517,000
Interest capitalized       (121,000)     (207,000)     (366,000)
-----------------------------------------------------------------
Interest expensed        $  403,000    $  361,000    $  151,000
=================================================================

Interest paid            $   64,000    $      ---    $       ---

(6) Transactions with Affiliates

The general partners of CMIF and CMIF II beneficially own a controlling interest in Home Devco. Under the provisions of the Partnership Agreement, Home Devco is entitled to receive from LCR reimbursement of onsite supervision costs and certain general and

                               F-54
administrative costs equal to 3 percent of budgeted gross proceeds or a maximum of $20,000 per month. Home Devco is entitled to receive a minimum fee of $7,500 per month under the agreement, as amended. LCR paid $25,000, $60,000 and $160,000 of these costs to Home Devco and affiliates for the years ended December 31, 1998, 1997 and 1996, respectively.

Funds were advanced from CMIF and CMIF II to meet operating expenses and fund options on the prospective home sales. The advances were repaid from sales proceeds during 1998. The balances at December 31, 1997 and 1996 were $75,000 and $16,000, respectively.

(7) Notes Payable to Affiliates

Notes payable to affiliates consist of the following:
                                    (dollars in thousands)
                                   December 31,    December 31,
                                      1998            1997
-----------------------------------------------------------------
Unsecured note payable to
  CMIF and CMIF II related
  to 179 lots in
  Lancaster, CA with
  principal and interest
  payable at maturity;
  interest rate of 7.75% fixed;
  matured June 30, 1998.            $ 2,115          $ 2,115

Unsecured note payable to CMIF
  related to 179 lots in
  Lancaster, CA with
  principal and interest
  payable at maturity;
  interest rate of 7.75% fixed;
  matured June 30, 1998.              1,250            1,250

Note payable to CMIF and CMIF II
  originally secured by first trust
  deed on 179 lots in Lancaster, CA
  (secured by only one remaining
  home at December 31, 1998); with
  principal and interest due at
  maturity; interest at Prime + 1%;
  maturing August 1, 1999.              933            2,154

                               F-55
Notes payable to affiliates consist of the following:
                       (continued)
                                    (dollars in thousands)
                                   December 31,    December 31,
                                      1998            1997
-----------------------------------------------------------------

Note payable to CMIF and
  CMIF II secured by first
  trust deed on 4 lots in
  Lancaster, CA; repaid
  in 1998.                              ---              484

Note payable to CMIF and
  CMIF II originally
  secured by first trust
  deed on 9 lots in
  Lancaster, CA with
  principal and interest
  due at maturity; interest
  at Prime + 1%; matured
  July 1, 1998.                          45              174

Note payable to CMIF
  originally secured by first
  trust deed on 9 lots in
  Lancaster , CA with principal
  and interest due at maturity;
  interest at Prime + 1%; maturing
  January 1, 1999.                       88              752

-----------------------------------------------------------------
  Total notes payable               $ 4,431          $ 6,929
=================================================================

All notes payable are past due as of December 31, 1998 or become due during 1999.

(8) Income Taxes

LCR and Silverwood file separate Federal and State income tax returns. LCR and Silverwood have been consolidated for the following schedules.




                               F-56
A reconciliation of income tax expense (benefit) at the Federal statutory rate of 34% to LCR's and Silverwood's provision for taxes is as follows:


                           1998           1997          1996
-----------------------------------------------------------------
Income tax benefit at
 the statutory rate    $  (180,000)   $  (266,000)   $(1,026,000)
State tax benefit, net
 of Federal tax benefit    (34,000)       (48,000)      (184,000)
Valuation allowance        112,000        308,000      1,204,000
Other                      110,000          6,000          6,000
-----------------------------------------------------------------
Total                          ---            ---            ---
=================================================================

As of December 31, 1998, LCR and Silverwood have net operating loss carryforwards of approximately $4,007,000, expiring at various dates through 2013.


























                                F-57
The components of the consolidated net deferred tax asset at December 31, 1998, 1997 and 1996 are as follows:

                           1998           1997          1996
-----------------------------------------------------------------
Net operating loss
 carryforwards         $ 1,485,000    $   156,000    $    78,000
Chargeoffs of real
 estate not yet
 deductible                442,000            ---            ---
Provision for losses
 on real estate              7,000      1,629,000      1,563,000
Capitalized interest         1,000         38,000         (1,000)
Interest not
 deductible until paid     370,000        291,000        185,000
Section 263A expenses          ---         80,000         61,000
-----------------------------------------------------------------
Total deferred
  tax asset              2,306,000      2,194,000      1,886,000

Less valuation
 allowance              (2,306,000)    (2,194,000)    (1,886,000)
-----------------------------------------------------------------
Net asset recorded     $       ---    $       ---    $       ---
=================================================================

The net increases in the total valuation allowances for the years ended December 31, 1998 and 1997 were $151,000 and $308,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based upon the losses of LCR and Silverwood, management has determined that part or all of the consolidated deferred tax assets may not be realized in the future. Accordingly, management has provided a valuation allowance against the value of the deferred tax asset.

(9) Contingencies

There are no pending legal proceedings of which the Company is aware.
                                F-58