Form 10-Q
period 1999-03-31
CENTENNIAL MORTGAGE INCOME FUND
filed 1999-05-17
CIK 736980

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

     [X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1999
                             or

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
                         A Limited Partnership

                     Consolidated Balance Sheets

                                     March 31,       December 31,
                                       1999             1998
   Assets                           (Unaudited)
-----------------------------------------------------------------
Cash and cash
  equivalents                     $ 1,010,000       $ 4,938,000

Real estate loans
  receivable, earning                 677,000           682,000
Real estate loans receivable
  from unconsolidated investee,
  earning                                 ---            88,000
Real estate loans receivable
  from unconsolidated investee,
  nonearning                              ---            12,000
-----------------------------------------------------------------
                                      677,000           782,000

Less allowance for possible
  loan losses                             ---               ---
-----------------------------------------------------------------
Net real estate loans receivable      677,000           782,000
-----------------------------------------------------------------
Accrued interest receivable             3,000               ---
Due from unconsolidated investee       20,000             7,000
Other assets, net                     322,000           308,000
-----------------------------------------------------------------
                                  $ 2,032,000       $ 6,035,000
=================================================================







  See accompanying notes to consolidated financial statements
                              1
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

                 Consolidated Balance Sheets
                         (Continued)

                                       March 31,     December 31,
                                         1999           1998
  Liabilities and Partners' Equity    (Unaudited)
-----------------------------------------------------------------
Notes payable to affiliates (note 3)       2,000          2,000
Accounts payable and
  accrued liabilities                    330,000        385,000
-----------------------------------------------------------------
   Total liabilities                     332,000        387,000
-----------------------------------------------------------------
Partners' equity (deficit)
  -- 38,729 limited partnership
  units outstanding as of
  March 31, 1999 and December 31, 1998
    General partners                    (132,000)      (132,000)
    Limited partners                   1,832,000      5,780,000
-----------------------------------------------------------------
    Total partners' equity             1,700,000      5,648,000

Contingencies (note 4)
-----------------------------------------------------------------
                                     $ 2,032,000    $ 6,035,000
=================================================================
















   See accompanying notes to consolidated financial statements
                              2
          CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                        A Limited Partnership

               Consolidated Statements of Operations

          For the three months ended March 31, 1999 and 1998
                                     1999           1998
                                 (Unaudited)      (Unaudited)
-----------------------------------------------------------------
Revenue:
Interest income on loans
  to nonaffiliates,
  including fees                 $   14,000       $  169,000
Interest income on loans
  to unconsolidated investee,
  including fees                      3,000           14,000
Interest on interest-
  bearing deposits                   32,000           19,000
Income from operations
  of real estate owned                  ---          159,000
Gain on sale of real estate owned       ---           21,000
Other                                   ---            1,000
-----------------------------------------------------------------
    Total revenue                    49,000          383,000
-----------------------------------------------------------------
Expenses:
Share of losses
  in unconsolidated
  investee                              ---           54,000
Operating expenses
  from operations
  of real estate owned                  ---           36,000
Operating expenses
  from operations of
  real estate owned
  paid to affiliate                     ---            8,000
Expenses associated
  with non-operating
  real estate owned                   2,000           35,000
Depreciation and
  amortization expense                  ---            2,000
Interest expense                        ---           67,000



   See accompanying notes to consolidated financial statements
                              3
          CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                        A Limited Partnership

               Consolidated Statements of Operations
                         (Continued)


      For the three months ended March 31, 1999 and 1998
                                   1999              1998
                                 (Unaudited)      (Unaudited)
-----------------------------------------------------------------
General and administrative,
  affiliates                         96,000           51,000
General and administrative,
  nonaffiliates                      26,000           22,000
Mortgage investment servicing
  fees paid to affiliate                ---            1,000
-----------------------------------------------------------------
    Total expenses                  124,000          276,000
-----------------------------------------------------------------
Income (loss) before
  minority interest                 (75,000)         107,000

Minority interest                       ---           24,000
-----------------------------------------------------------------
  Net income (loss)             $   (75,000)     $   131,000
=================================================================
Net income (loss) per limited
  partnership unit              $     (1.94)     $      3.38
=================================================================















   See accompanying notes to consolidated financial statements
                              4
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                    A Limited Partnership

           Consolidated Statement of Partners' Equity


         For the three months ended March 31, 1999

                                                        Total
                         General        Limited        Partners'
                         Partners       Partners        Equity
                       (Unaudited)    (Unaudited)    (Unaudited)
-----------------------------------------------------------------
Balance at
  December 31, 1998   $  (132,000)   $  5,780,000   $  5,648,000

Net loss                      ---         (75,000)       (75,000)

Distribution to limited
  Partners                    ---      (3,873,000)    (3,873,000)
-----------------------------------------------------------------
Balance at
  March 31, 1999      $  (132,000)   $  1,832,000   $  1,700,000
=================================================================




















   See accompanying notes to consolidated financial statements
                              5
       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                    A Limited Partnership

             Consolidated Statements of Cash Flows


      For the three months ended March 31, 1999 and 1998

                                   1999              1998
                                (Unaudited)       (Unaudited)
-----------------------------------------------------------------
Cash flows from
 operating activities:
  Net income (loss)             $   (75,000)     $   131,000
  Adjustments to reconcile
   net income to net cash
   provided by (used in)
   operating activities:
     Interest accrued
      to principal                      ---          (14,000)
     Depreciation and
      amortization                      ---            2,000
     Minority interest                  ---          (24,000)
     Equity in losses of
      unconsolidated investee           ---           54,000
     Gain on sale of real
      real estate owned                 ---          (21,000)
     Amortization of unearned
      loan fees                         ---           (5,000)
Changes in assets
  and liabilities:
   (Increase) decrease in accrued
    interest receivable              (3,000)           5,000
   Increase in other assets         (14,000)         (18,000)
   Decrease in accounts
    payable and accrued
    liabilities                     (55,000)         (18,000)
   Increase in interest
    and taxes payable
    on real estate owned                ---           37,000






                              6
       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                  A Limited Partnership

          Consolidated Statements of Cash Flows
                       (Continued)

       For the three months ended March 31, 1999 and 1998
                                   1999              1998
                                (Unaudited)       (Unaudited)
-----------------------------------------------------------------
   Increase in payable
    to affiliates                       ---            1,000
-----------------------------------------------------------------
     Net cash provided by
      (used in)operating
      activities                   (147,000)         130,000
-----------------------------------------------------------------
Cash flows from
  investing activities:
   Principal collected
    on loans                        105,000          826,000
   Advances on loans made to
    unconsolidated investee             ---         (114,000)
   Advances on loans
    made to customers                   ---           (7,000)
   Increase (decrease) in due
    from unconsolidated investee    (13,000)          31,000
   Proceeds from sale of
    real estate owned                   ---          762,000
-----------------------------------------------------------------
Net cash provided by
     investing activities            92,000        1,498,000
-----------------------------------------------------------------
Cash flows from
  financing activities:
   Proceeds from notes
    payable to affiliates               ---          130,000
   Principal payments
    on notes payable                    ---           (4,000)
   Distribution to limited
    Partners                     (3,873,000)             ---
-----------------------------------------------------------------
Net cash provided by (used in)
     financing activities        (3,873,000)         126,000
-----------------------------------------------------------------


                              7
       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                  A Limited Partnership

          Consolidated Statements of Cash Flows
                       (Continued)


       For the three months ended March 31, 1999 and 1998

                                   1999              1998
                                (Unaudited)       (Unaudited)
-----------------------------------------------------------------
Net increase (decrease)
    in cash and
    cash equivalents             (3,928,000)       1,754,000

Beginning cash and
  cash equivalents                4,938,000        1,018,000
-----------------------------------------------------------------
Ending cash and cash
  equivalents                   $ 1,010,000      $ 2,772,000
=================================================================
Supplemental schedule of
  cash flow information:
   Cash paid during
    the quarter for:
      Interest                  $      ---      $    65,000


















   See accompanying notes to consolidated financial statements
                              8
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

           Notes to Consolidated Financial Statements
                           (Unaudited)
                     March 31, 1999 and 1998

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

As of March 31, 1999, a majority of the loans secured by properties have been repaid or charged off. However, during the early 1990's, real estate market values for undeveloped land in California declined severely. As the loans secured by undeveloped land and certain operating properties became delinquent, management of the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership become a direct investor in this real estate and managed operating properties and developed raw land until such time as the Partnership was able to sell this real estate owned. The final real estate owned by the Partnership was sold during the fourth quarter of 1998.

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

Results for the three months ended March 31, 1999 and 1998 are
                             9
not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

Information pertaining to the three months ended March 31, 1999 and 1998 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

The condensed consolidated financial statements do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Notes to consolidated financial statements included in Form 10-K for the year ended December 31, 1998 on file with the Securities and Exchange Commission, provide additional disclosures and a further description of accounting policies.

Certain reclassifications have been made to the December 31, 1998 balance sheet to bring it into conformity with the March 31, 1999 presentation.

Financial Information about Industry Segments

The Partnership adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). Given that the Partnership is in the process of liquidation, the Partnership has identified only one operating business segment which is the business of asset liquidation. The adoption of SFAS 131 did not have an impact on the Partnership's financial reporting.

Net Income (loss) per Limited Partnership Unit

Net income (loss) per limited partnership unit for financial statement purposes was based on the weighted average number of limited partnership units outstanding of 38,729 for all periods presented.

 (3)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, Centennial Corporation ("CC") is entitled to receive from the Partnership mortgage investment servicing fees for loans serviced equal to an annual rate of 1/4 of 1 percent of the committed amount to be funded by the Partnership. The Partnership incurred $-0- and $1,000 of mortgage investment servicing fees for the three months ended March 31, 1999 and 1998, respectively.

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in
                             10
supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not yet received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners during the three months ended March 31, 1999 or 1998.

The Partnership owns 50 percent of the outstanding capital stock of a corporation which has not been consolidated in the accompanying financial statements, LCR Development, Inc., ("LCR"). The balance of outstanding capital stock in this corporation is owned by Centennial Mortgage Income Fund II, ("CMIF II"), an affiliate. LCR invested in a joint venture, Silverwood Homes ("Silverwood") which has constructed homes in Lancaster, California. The Partnership has participated in making several loans to this corporation and this joint venture. Under the equity method of accounting, these loans are a component of the Partnership's investment in LCR , and therefore, the Partnership has recorded losses by LCR as a reduction of the carrying value of these loans receivable. During 1998, the Partnership charged off the remaining balances of all but one of these loans against the cumulative LCR losses that it had recorded.

At March 31, 1999, the Partnership had a 50 percent participation in a single loan from Silverwood which is now unsecured. The Partnership's disbursed balance of this loan at March 31, 1999 is $11,000 and the Partnership had applied $11,000, the balance of cumulative losses from unconsolidated investee against the carrying value of the note as of the same date.

The consolidated balance sheets and statements of operations of LCR have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for LCR Development, Inc. at March 31, 1999 and December 31, 1998 and for the three months ended March 31, 1999 and 1998:

                            11
                       LCR Development, Inc.
                    Consolidated Balance Sheets
                          (Unaudited)

                                    March 31,       December 31,
  Assets                              1999              1998
-----------------------------------------------------------------
Cash                                $  2,000     $    11,000
Restricted cash                       30,000          20,000

Real estate owned                        ---         119,000
Less allowance for losses
  on real estate investment              ---          17,000
-----------------------------------------------------------------
Net real estate owned                    ---         102,000

-----------------------------------------------------------------
                                      32,000     $   133,000
=================================================================

  Liabilities and Stockholders' Deficit
-----------------------------------------------------------------
Notes payable to affiliates
  CMIF                             2,784,000     $ 2,882,000
  CMIF II                          1,535,000       1,549,000
-----------------------------------------------------------------
Total notes payable                4,319,000       4,431,000

Accounts payable and accrued
  liabilities                          8,000          12,000
Interest and taxes payable
  on real property                 1,925,000       1,837,000
Payable to affiliates                 19,000           5,000
-----------------------------------------------------------------
Total liabilities                  6,271,000       6,285,000

Stockholders' deficit             (6,239,000)     (6,152,000)
-----------------------------------------------------------------
                                      32,000     $   133,000
=================================================================





                             12
                   LCR Development, Inc.
            Consolidated Statements of Operations
                       (Unaudited)

                                  Three months     Three months
                                      ended           ended
                                  March 31, 1999   March 31, 1998
-----------------------------------------------------------------
Housing sales                     $   123,000    $   418,000

Cost of housing sales                 118,000        383,000
Provision for losses                      ---        135,000
Selling and marketing expenses          1,000         24,000
General and administrative expenses       ---          9,000
-----------------------------------------------------------------
Operating income (loss)                 4,000       (133,000)
Interest expense                       90,000        105,000
-----------------------------------------------------------------
Net loss before income taxes          (86,000)      (238,000)
Income taxes                            1,000          1,000
-----------------------------------------------------------------
Net loss                              (87,000)      (239,000)
=================================================================
Interest expense not included
  in share of losses                  (87,000)      (131,000)
-----------------------------------------------------------------
Allocable net loss                $       ---    $  (108,000)
=================================================================
Share of loss recorded            $       ---    $   (54,000)
=================================================================

The Partnership owns an interest in BNN Development, Inc., the corporation which owned the 19 acres in Sacramento, California jointly with an affiliated entity, CMIF III. The property was sold by BNN in December 1998. At March 31, 1999, the ownership percentages are 86.25 for the Partnership and 13.75 for CMIF III. The assets and liabilities of this corporation have been consolidated in the accompanying consolidated financial statements. Notes payable to affiliates includes $13,000 at both March 31, 1999 and December 31, 1998 and the Partnership had cumulatively applied $11,000, of minority interest share of losses from this corporate joint venture against the note payable to affiliates balance as of the same dates. The notes payable to affiliates balance reflects CMIF III's share of a note payable by the corporation to the Partnership and CMIF III.

                             13
 (4) CONTINGENCIES

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

There are no other material pending legal proceedings.










                             14
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND  RESULTS OF OPERATIONS.

GENERAL

The Partnership had net income (loss) and net income (loss) per limited partnership unit of $(75,000) and $(1.94) for the three months ended March 31, 1999 and $131,000 and $3.38 for the three months ended March 31, 1998, respectively. The Partnership liquidated the majority of its non-cash assets during 1998. As a result, total assets of the Partnership declined from $10,397,000 as of December 31, 1997 to only $2,032,000 as of March 31, 1999. This substantial reduction in assets caused many changes in the components of the Partnership's statement of operations.

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

Risks of the year 2000 Issue

The Partnership is in the process of liquidating its remaining assets. As of March 31, 1999, the Partnership held only cash,

                             15
three notes secured by real estate, and an interest in certain funds held in an escrow account that are expected to be used to pay for future improvement costs to a property which was sold by the Partnership during 1998 . Management anticipates that the Partnership will hold a lesser number of assets by January 1, 2000. Management does not believe that the value of any of these assets is subject to valuation risk as a result of the year 2000 issues, other than general economic climate issues that might arise. None of the Partnership's assets have any equipment with computerized components essential to their operation.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Partnership had $1,010,000 in cash and interest-bearing deposits. The Partnership had no unfunded loan commitments at March 31, 1999. During the first quarter of 1999, the Partnership's principal sources of cash were: i)$105,000 in principal payments on loans receivable from affiliates (LCR); and
ii) $32,000 in interest income on interest bearing deposits. The Partnership's principal uses of cash during the first quarter of 1999 were: i) $3,873,000 in distributions to limited partners; and ii) approximately $190,000 in general and administrative costs.

The Partnership's principal future capital requirements are expected to be general and administrative costs. As a result of a substantial reduction in employees as of March 31, 1999, general and administrative costs are expected to decrease significantly in future quarters as compared to the quarter ended
March 31, 1999.

                             16
Effective with the third quarter of 1991, the Partnership had suspended making any cash distributions to partners due to a decline in liquidity and the uncertainty of the cash requirements for existing and potential real estate owned. Pursuant to the Partnership Agreement, 60 months after the closing of the offering, cash proceeds from mortgage investments are no longer available for reinvestment by the Partnership.

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

RESULTS OF OPERATIONS

INTEREST INCOME

During the first quarter of 1998, a previously impaired loan was repaid together with approximately $144,000 in previously nonaccrued interest. This nonaccrued interest was recorded as income in the quarter ended March 31, 1998. As a result,

                             17
interest income on loans to nonaffiliates, including fees, was abnormally high during the quarter. No comparable nonaccrued interest was received during the three months ended March 31, 1999. This was the principle reason that interest income on loans to nonaffiliates decreased from $169,000 during the quarter ended March 31, 1998 to $14,000 during the quarter ended March 31, 1999.

Interest income on loans to unconsolidated investee, including fees, totaled $3,000 and $14,000 for the three months ended March 31, 1999 and 1998, respectively. Interest income on loans to unconsolidated investee represents interest earned on the Silverwood loans. The decrease for 1999 is due to a decrease in the average outstanding loan balances to Silverwood.

Interest earned on interest-bearing deposits totaled $32,000 and $19,000 for the three months ended March 31, 1999 and 1998, respectively. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. The increase in income on interest-bearing deposits is principally due to increased average cash balances for the three months ended March 31, 1999. The average cash balances are expected to decline in future quarters as a result of the $3.9 million distribution to limited partners during February 1999.

INCOME FROM OPERATIONS OF REAL ESTATE OWNED

Income from operations of real estate owned consists of rental income of $-0- and $159,000 for the three months ended March 31, 1999 and 1998, respectively. The 1998 revenues were from a shopping center in Upland, California which was sold in November 1998

PROVISION FOR POSSIBLE LOSSES

There was no provision for possible losses for the three months ended March 31, 1999 or 1998. The provision for possible losses results from the change in the allowance for possible losses and the allowance for possible losses on real estate owned net of charge-offs, if any. Management believes that there is no need for an allowance for possible losses at March 31, 1999 based upon the value of the collateral underlying the notes receivable held by the Partnership as of that same date.

SHARE OF LOSSES IN UNCONSOLIDATED INVESTEE

The Partnership has invested in a corporation in which it has

                             18
less than a majority ownership and accounts for this investment using the equity method. The Partnership's share of losses in this unconsolidated investee was $-0- and $54,000 for the three months ended March 31, 1999 and 1998, respectively. The 1998 share of losses consists primarily of provisions for losses on real estate investments related to the 179 lots in Lancaster owned by LCR. By the end of 1998, LCR had liquidated most of its assets and as a result, virtually no gain or loss was recorded by LCR during the three months ended March 31, 1999 other than interest accruing as payable to the Partnership and CMIF II, an affiliate. Since the Partnership did not accrue this interest as income, it did not record its share of the loss resulting from this interest expense recorded by LCR.

OTHER EXPENSES

Operating expenses from operations of real estate owned were $-0-and $36,000 for the three months ended March 31, 1999 and 1998, respectively. The 1998 expenses were associated with the Upland shopping center which was sold in November 1998.

Operating expenses from operations of real estate owned paid to affiliates were $-0- and $8,000 for the three months ended March 31, 1999 and 1998, respectively. The operating expenses consist of property management fees paid to affiliates of the general partners.

Expenses associated with non-operating real estate owned were $2,000 and $35,000 for the three months ended March 31, 1999 and 1998, respectively. The expenses relate to the 19 acres in Sacramento and the condominiums in Oxnard. The decrease for the three months ended March 31, 1999 is due to the sale of the last of the Partnership's real estate owned in the fourth quarter of 1998.

Depreciation and amortization expense was $-0- and $2,000 for the three months ended March 31, 1999 and 1998, respectively, related to leasehold improvements at the Upland Shopping Center and furniture and fixtures of the Partnership. These assets have either been sold or fully depreciated.

Interest expense was $-0- and $67,000 for the three months ended
March 31, 1999 and 1998, respectively. The interest expense during 1998 relates to the loan o the Upland Shopping Center which was sold in November 1998.




                             19
GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, affiliates totaled $96,000 and $51,000, respectively, for the three months ended March 31, 1999 and 1998. These expenses are primarily salary allocation reimbursements paid to affiliates. The increase from 1998 to 1999 is due to several factors discussed below that were associated with the termination of five employment contracts effective March 31, 1999.

CC, the corporate general partner, entered into twelve month employment contracts with six employees on Apri1 1, 1998. These contracts were guaranteed by the Partnership. At that time, CC had no significant operations other than the management of the operations of the Partnership and several other affiliated partnerships. These affiliated partnerships were also in the process of liquidating.

After several CC employees resigned, the General Partners concluded that it was in the best interest of the Partnership to enter into contracts to provide the remaining employees an incentive to continue working for CC until such time as the majority of the Partnership's remaining assets could be liquidated.

The employment contracts provided for a ten percent increase in base compensation and six months of severance pay if the employees remained employed by the general partner until the end of their contract term. All of the employees remained until the end of their contract terms. Effective March 31, 1999, CC reduced its employees to one full time and two part time employees. The Partnership's non cash assets decreased from $7,878,000 as of March 31, 1998 to $1,022,000 as of March 31,
1999.

Approximately $32,000 of the increase in salary allocations during the quarter ended March 31, 1999 were the result of severance and vacation pay paid to the terminated employees. The increase in base pay accounted for an additional $5,000 of the increase. These increases were partially offset by a $6,000 decrease associated with a decrease in the percentage of salaries allocated to the Partnership as a result of its decreased share of assets being managed by CC.

Future salary allocations from CC are expected to be substantially lower than in the first quarter of 1999 as a result of the termination of these employment contracts.


                             20
General and administrative expenses, nonaffiliates totaled
$26,000 and $22,000 for the three months ended March 31, 1999 and 1998, respectively. These expenses consist of other costs associated with the administration of the Partnership. The increase for 1999 is primarily due to an increase in professional fees.

Mortgage investment servicing fees totaled $1,000 for the three months ended March 31, 1998. There were no mortgage investment servicing fees paid in 1999. This consists of fees paid to Centennial Corporation for servicing the Partnership's loan portfolio.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Since the Partnership does not invest in any derivative financial instruments or enter into any activities involving foreign currencies, its market risk associated with financial instruments is limited to the effect that changing domestic interest rates might have on the fair value of its bank deposits and notes receivable.

As of March 31, 1999, the Partnership held fixed rate bank deposits with carrying values totaling $1,010,000 and fixed rate mortgage notes receivable with carrying values totaling $677,000. The bank deposits all had maturities of less than ninety days. The fixed rate mortgage notes had maturities ranging from one to sixteen months as of March 31, 1999 and bore interest at rates ranging from 8 percent to 10 percent per annum. The estimated fair value of all of these assets was estimated to be equal to their carrying values as of March 31, 1999. Increasing interest rates could have an adverse effect on the fair value of the Partnership's fixed rate notes receivable and/or the value of the underlying real estate collateral which secure the Partnership's notes receivable.

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

The Partnership had no interest bearing indebtedness outstanding as of March 31, 1999. Accordingly, the Partnership is not exposed to any market risk associated with its liabilities.

                              21
                           PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

         None


Item 2.  Changes in Securities

         None


Item 3.  Defaults Upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)  None

         (b) None















                              22