Form 10-Q
period 1999-06-30
CENTENNIAL MORTGAGE INCOME FUND
filed 1999-08-16
CIK 736980

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

     [X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999
                             or

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
                         A Limited Partnership

                     Consolidated Balance Sheets

                                     June 30,       December 31,
   Assets                              1999            1998
                                   (Unaudited)
-----------------------------------------------------------------
Cash and cash
  equivalents                     $ 1,146,000       $ 4,938,000

Real estate loans
  receivable, earning                 537,000           682,000
Real estate loans receivable
  from unconsolidated investee,
  earning                                 ---            88,000
Real estate loans receivable
  from unconsolidated investee,
  nonearning                              ---            12,000
-----------------------------------------------------------------
Net real estate loans receivable      537,000           782,000
-----------------------------------------------------------------

Due from unconsolidated investee        7,000             7,000
Other assets, net                      26,000           308,000
-----------------------------------------------------------------
                                  $ 1,716,000       $ 6,035,000
=================================================================












   See accompanying notes to consolidated financial statements
                              1
         CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

                 Consolidated Balance Sheets
                         (Continued)

                                       June 30,     December 31,
                                         1999          1998
  Liabilities and Partners' Equity   (Unaudited)
-----------------------------------------------------------------
Notes payable to affiliates (note 3)         ---          2,000
Accounts payable and
  accrued liabilities                      8,000        385,000
-----------------------------------------------------------------
   Total liabilities                       8,000        387,000
-----------------------------------------------------------------
Partners' equity (deficit)
  -- 38,729 limited partnership
  units outstanding as of
  June 30, 1999 and
  December 31, 1998
    General partners                    (132,000)      (132,000)
    Limited partners                   1,840,000      5,780,000
-----------------------------------------------------------------
    Total partners' equity             1,708,000      5,648,000

Contingencies (note 4)
-----------------------------------------------------------------
                                     $ 1,716,000    $ 6,035,000
=================================================================















   See accompanying notes to consolidated financial statements
                              2
          CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                        A Limited Partnership

               Consolidated Statements of Operations
                          (Unaudited)

                         Six Months             Three Months
                       Ended June 30,          Ended June 30,
                      1999       1998         1999       1998
-----------------------------------------------------------------
Revenue:
Interest income
  on loans to
  nonaffiliates,
  including fees  $   27,000  $  182,000  $   13,000  $   16,000
Interest income
  on loans to
  affiliates,
  including fees       3,000      24,000         ---      10,000
Interest on interest-
  bearing deposits    42,000      43,000      10,000      24,000
Income from
  operations of real
  estate owned           ---     338,000         ---     179,000
Gain on sale of
  real estate owned      ---      21,000         ---         ---
Other                 31,000       9,000      31,000       5,000
-----------------------------------------------------------------
   Total revenue     103,000     617,000      54,000     234,000

Expenses:
Share of losses in
  unconsolidated
  investee               ---      76,000         ---      22,000
Operating expenses
  from operations
  of real
  estate owned           ---      67,000         ---      31,000
Operating expenses
  from operations
  of real estate
  owned paid to
  affiliates             ---      15,000         ---       7,000



   See accompanying notes to consolidated financial statements
                              3
          CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                        A Limited Partnership

               Consolidated Statements of Operations
                          (Unaudited)
                          (Continued)
                         Six Months             Three Months
                        Ended June 30,         Ended June 30,
                       1999       1998        1999       1998
-----------------------------------------------------------------
Expenses
  associated with
  non-operating
  real estate owned    3,000      68,000       1,000      33,000
Depreciation and
  amortization
  expense                ---       4,000         ---       2,000
Interest expense         ---     131,000         ---      64,000
General and
  administrative,
  affiliates         120,000     144,000      24,000      93,000
General and
  administrative,
  nonaffiliates       47,000      34,000      21,000      12,000
Mortgage
  investment
  servicing fees
  paid to affiliates     ---       1,000         ---         ---
-----------------------------------------------------------------
   Total expenses    170,000     540,000      46,000     264,000
-----------------------------------------------------------------
Income (loss)
  before minority
  interest           (67,000)     77,000       8,000     (30,000)

Minority interest        ---      29,000         ---       5,000
-----------------------------------------------------------------
  Net income
  (loss)          $  (67,000) $  106,000  $    8,000  $  (25,000)
=================================================================
Net income (loss)
  per limited
  partnership
  unit            $    (1.73) $     2.74  $      .21  $     (.65)
=================================================================

   See accompanying notes to consolidated financial statements
                              4
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                    A Limited Partnership

           Consolidated Statement of Partners' Equity
                         (Unaudited)

         For the six months ended June 30, 1999

                                                        Total
                         General        Limited        Partners'
                         Partners       Partners        Equity
-----------------------------------------------------------------
Balance (deficit) at
  December 31, 1998   $  (132,000)   $  5,780,000   $  5,648,000

Net income                    ---         (67,000)       (67,000)
Distribution to limited
  Partners                    ---      (3,873,000)    (3,873,000)
-----------------------------------------------------------------
Balance (deficit) at
  June 30, 1999       $  (132,000)   $  1,840,000   $  1,708,000
=================================================================






















   See accompanying notes to consolidated financial statements
                              5
       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                    A Limited Partnership

             Consolidated Statements of Cash Flows
                        (Unaudited)

      For the six months ended June 30, 1999 and 1998
                                    1999              1998
-----------------------------------------------------------------
Cash flows from
 operating activities:
 Net income (loss)             $   (67,000)      $   106,000
 Adjustments to reconcile
  net income (loss) to net
  cash provided by (used in)
  operating activities:
   Amortization of unearned
    loan fees                          ---            (5,000)
   Depreciation expense                ---             4,000
   Interest accrued to
    principal on loans
    receivable                         ---           (24,000)
   Minority interest                   ---           (29,000)
   Gain on sale of real
    estate owned                       ---           (21,000)
   Equity in losses of
    unconsolidated investee            ---            76,000
Changes in assets
 and liabilities:
  (Increase) decrease in accrued
   interest receivable                  ---             4,000
  (Increase) decrease in due
   from unconsolidated investee         ---            31,000
  Decrease (increase) in other
   assets                           282,000           (55,000)
  Increase (decrease) in
   accounts payable and
   accrued liabilities            (377,000)           15,000
   Increase in payable
   to affiliates                       ---             1,000
-----------------------------------------------------------------
   Net cash provided by
    (used in) operating
    activities                    (162,000)          103,000
-----------------------------------------------------------------

   See accompanying notes to consolidated financial statements
                              6
       CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                  A Limited Partnership

       Consolidated Statements of Cash Flows (Continued)
                       (Unaudited)
       For the six months ended June 30, 1999 and 1998
                                    1999              1998
-----------------------------------------------------------------
Cash flows from investing activities:
  Principal collected
   on loans to customers           145,000           497,000
  Principal collected on loans made
    to unconsolidated investee     100,000           751,000
  Advances on loans made to
   unconsolidated investee             ---          (173,000)
  Advances on loans made
   to customers                        ---           (22,000)
  Proceeds from sale of
   real estate owned                   ---           762,000
-----------------------------------------------------------------
   Net cash provided by
   investing activities            245,000         1,815,000
-----------------------------------------------------------------
Cash flows from financing activities:
  Principal advances on notes
    payable to affiliates              ---           137,000
  Principal payments
    on notes payable                (2,000)          (11,000)
  Distribution to limited
   partners                     (3,873,000)              ---
-----------------------------------------------------------------
   Net cash provided by (used
    (in financing activities    (3,875,000)          126,000
-----------------------------------------------------------------
Net increase (decrease) in
  cash and cash equivalents     (3,792,000)        2,044,000
Beginning cash and
  cash equivalents               4,938,000         1,018,000
-----------------------------------------------------------------
Ending cash and cash
  equivalents                  $ 1,146,000       $ 3,062,000
=================================================================
Supplemental schedule of cash flow information:
  Cash paid during the
   six months for Interest     $       ---       $   131,000

See accompanying notes to consolidated financial statements
                              7
        CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                     A Limited Partnership

           Notes to Consolidated Financial Statements
                           (Unaudited)

              June 30, 1999 and December 31, 1998

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

As of June 30, 1999, a majority of the loans secured by properties have been repaid or charged off. However, during the early 1990's, real estate market values for undeveloped land in California declined severely. As the loans secured by undeveloped land and certain operating properties became delinquent, management of the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership became a direct investor in this real estate and managed operating properties and developed raw land until such time as the Partnership was able to sell this real estate owned. The final real estate owned by the Partnership was sold during the fourth quarter of 1998.

As required by the Partnership Agreement, the Partnership is currently in the repayment stage, and as a result, cash proceeds from mortgage investments are no longer available for reinvestment.

 (2)  BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods.
                               8
Results for the six months ended June 30, 1999 and 1998 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

Information pertaining to the six months ended June 30, 1999 and 1998 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

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

Certain reclassifications have been made to the December 31, 1998 balance sheet to bring it into conformity with the June 30, 1999 presentation.

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

 (3)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, Centennial
Corporation ("CC") is entitled to receive from the Partnership mortgage investment servicing fees for loans serviced equal to an annual rate of 1/4 of 1 percent of the committed amount to be funded by the Partnership. The Partnership incurred $-0- and $1,000 of mortgage investment servicing fees for the six months ended June 30, 1999 and 1998, respectively.

                               9
Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in
supervising the affairs of the Partnership.  This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership
Agreement.  The general partners will not receive this
compensation until the limited partners have received a 12
percent per annum cumulative return on their adjusted invested capital but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met.  Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions.
Payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not yet received their 12 percent per annum cumulative return.
Under this provision of the Partnership Agreement, no
distributions were paid to the general partners during the six months ended June 30, 1999 or 1998.

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

At June 30, 1999, the Partnership had a 50 percent participation in a single loan from Silverwood which is now unsecured. The disbursed balance of this loan at June 30, 1999 is $11,000 and the Partnership had applied $11,000, the balance of cumulative losses from unconsolidated investee against the carrying value of the note as of the same date.

The consolidated balance sheets and statements of operations of LCR have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for LCR Development, Inc. at June

                              10
30, 1999 and December 31, 1998 and for the six months ended June
30, 1999 and 1998:

                      LCR Development, Inc.
                    Consolidated Balance Sheet


                                       June 30,   December 31,
                                         1999         1998
  Assets                             (Unaudited)
-----------------------------------------------------------------
Cash                                $    10,000    $     11,000
Restricted cash                          10,000          20,000

Real estate owned,                          ---         119,000
Less allowance for losses
  on real estate investment                 ---          17,000
-----------------------------------------------------------------
Net real estate owned                       ---         102,000
-----------------------------------------------------------------
                                    $    20,000     $   133,000
=================================================================

  Liabilities and Stockholders' Deficit
-----------------------------------------------------------------
Notes payable to affiliates
  CMIF                              $ 2,782,000     $ 2,882,000
  CMIF II                             1,537,000       1,549,000
-----------------------------------------------------------------
Total notes payable                   4,319,000       4,431,000

Accounts payable
  and accrued liabilities                 6,000          12,000
Interest and taxes payable
  on real property                    2,036,000       1,837,000
Payable to affiliates                     9,000           5,000
-----------------------------------------------------------------
Total liabilities                     6,370,000       6,285,000

Stockholders' deficit                (6,350,000)     (6,152,000)
-----------------------------------------------------------------
                                    $    20,000     $   133,000
=================================================================



                             11
                    LCR Development, Inc.
              Consolidated Statement of Operations
                         (Unaudited)

                                      Six months     Six months
                                         ended          ended
                                     June 30, 1999  June 30, 1998
-----------------------------------------------------------------
Housing sales                       $   123,000     $   515,000

Cost of housing sales                   118,000         481,000
Provision for losses                        ---         178,000
Selling and marketing expenses            1,000          47,000
General and administrative expenses         ---          19,000
-----------------------------------------------------------------
Operating income (loss)                   4,000        (209,000)
Interest expense                        201,000         206,000
-----------------------------------------------------------------
Net loss before income taxes           (197,000)       (415,000)
Income taxes                              1,000           1,000
-----------------------------------------------------------------
Net (loss)                             (198,000)       (416,000)
=================================================================
Interest not included
  in share of losses                   (198,000)       (265,000)
-----------------------------------------------------------------
Allocable net loss                 $        ---     $  (151,000)
=================================================================
Share of loss recorded             $        ---     $   (75,000)
=================================================================

The Partnership owns an interest in BNN Development, Inc., the corporation which owned the 19 acres in Sacramento, California jointly with an affiliated entity, CMIF III. The property was sold by BNN in December 1998. At June 30, 1999, the ownership percentages are 86.25 for the Partnership and 13.75 for CMIF III. The assets and liabilities of this corporation have been consolidated in the accompanying consolidated financial statements. Notes payable to affiliates included $13,000 at December 31, 1998 and the Partnership had cumulatively applied $11,000, of minority interest share of losses from this corporate joint venture against the note payable to affiliates balance as of that same date. The note was repaid in June 1999. The notes payable to affiliates balance reflects CMIF III's share of a note payable by the corporation to the Partnership and CMIF III.
                              12
(4) CONTINGENCIES

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










                             13
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Partnership had net income (loss) and net income (loss) per limited partnership unit of $(67,000) and $(1.73) for the six months ended June 30, 1999 and $106,000 and $2.74 for the six months ended June 30, 1998, respectively. The Partnership liquidated the majority of its non-cash assets during 1998. As a result, total assets of the Partnership declined from $10,397,000 as of December 31, 1997 to only $1,716,000 as of June 30, 1999. This substantial reduction in assets caused many changes in the components of the Partnership's statement of operations.

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

Risks of the year 2000 Issue

The Partnership is in the process of liquidating its remaining assets. As of June 30, 1999, the Partnership principal assets

                             14
were cash and a note secured by real estate. Management does not believe that the value of any of these assets is subject to valuation risk as a result of the year 2000 issues, other than general economic climate issues that might arise. None of the Partnership's assets have any equipment with computerized components essential to their operation.

Although the Partnership has made some changes already to its software, not all of these changes have not been tested. The Partnership has begun testing changes made to its existing software and intends to continue such testing over the next few months. The Partnership has not, and does not contemplate spending any significant amount of funds to upgrade its computer systems inasmuch as virtually all of its computer needs could easily be met with existing "over the counter" software and hardware. The cost of this software and hardware, if needed, should not exceed $10,000. The only exception to this is the computer software which the Partnership uses to track its limited partners and their addresses. The Partnership has made a preliminary evaluation of this software with its outside software consultant and believes that it can be modified for less than $10,000. Even if attempts to correct deficiencies in the software without spending significant sums are not successful, the Partnership anticipates that it could convert its systems to standard spreadsheet or data base programs at a nominal cost.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Partnership had $1,146,000 in cash and interest-bearing deposits. The Partnership had no unfunded loan commitments at June 30, 1999. During the first six months of 1999, the Partnership's principal sources of cash were: i) $145,000 in principal payments on loans made to customers; ii) $100,000 in principal payments on loans receivable from affiliates (LCR); iii) $42,000 in interest income on interest bearing deposits; and iv) $30,000 in interest income on loans. The Partnership's principal uses of cash during the first quarter of 1999 were: i) $3,873,000 in distributions to limited partners; and ii) approximately $262,000 in general and administrative costs.

The Partnership's principal future capital requirements are expected to be general and administrative costs. As a result of a substantial reduction in employees as of March 31, 1999, general and administrative costs are expected to more comparable to the costs incurred during the three months ended June 30, 1999 than the costs incurred during the quarter ended March 31, 1999.

                             15
Effective with the third quarter of 1991, the Partnership had suspended making any cash distributions to partners due to a decline in liquidity and the uncertainty of the cash requirements for existing and potential real estate owned. Pursuant to the Partnership Agreement, 60 months after the closing of the offering, cash proceeds from mortgage investments are no longer available for reinvestment by the Partnership.

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

RESULTS OF OPERATIONS

INTEREST INCOME

During the first quarter of 1998, a previously impaired loan was repaid together with approximately $144,000 in previously nonaccrued interest. This nonaccrued interest was recorded as income in the quarter ended March 31, 1998. As a result,

                             16
interest income on loans to nonaffiliates, including fees, was abnormally high during the quarter. No comparable nonaccrued interest was received during the three months ended March 31, 1999. This was the principal reason that interest income on loans to nonaffiliates decreased from $182,000 during the six months ended June 30, 1998 to $27,000 during the six months ended June 30, 1999.

Interest income on loans to unconsolidated investee, including fees, totaled $3,000 and $-0-for the six and three months ended June 30, 1999, respectively. Interest income on loans to unconsolidated investee, including fees, totaled $24,000 and $10,000 for the six and three months ended June 30, 1998, respectively. Interest income on loans to unconsolidated investee represents interest earned on the Silverwood loans. The decrease for 1999 is due to a decrease in the average outstanding loan balances to Silverwood.

Interest earned on interest-bearing deposits totaled $42,000 and $10,000 for the six and three months ended June 30, 1999, respectively. Interest earned on interest-bearing deposits totaled $43,000 and $24,000 for the six and three months ended June 30, 1998, respectively. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. The decrease in income on interest-bearing deposits is principally due to decreased average cash balances for the six months ended June 30, 1999 which resulted from the cash distribution to investors in February 1999. The average cash balances are expected to decline even further in future quarters as a result of the $3.9 million distribution to limited partners during February 1999.

NONACCRUAL LOANS

The Partnership holds an investment in LCR and accounts for its investment in LCR using the equity method. LCR has invested in a joint venture, Silverwood which has constructed homes. The Partnership made a series of loans to LCR and Silverwood from 1994 to 1997. The Partnership treated these loans as a component of its investment in LCR and reduced the carrying value of the loans by its share of losses recorded by LCR.

All but one of the loans to LCR and Silverwood were on nonaccrual status during all of 1998 and in the first quarter of 1999. The Partnership's share of the outstanding balances of loans to LCR and Silverwood as of June 30, 1999 was $2,782,000. All of these loans have become unsecured as a result of the Partnership

                             17
releasing its liens in exchange for principal reductions. The Partnership charged off all but one of these loans during the fourth quarter of 1998 against its previously recorded share of losses incurred by LCR. The Partnership's share of the remaining loan was $10,000 as of June 30, 1999 and the Partnership had reduced its carrying value of this loan by $10,000 which represents the remaining portion of its share of losses incurred by LCR.

INCOME FROM OPERATIONS OF REAL ESTATE OWNED

Income from operations of real estate owned consists of rental income of $338,000 and $179,000 for the six and three months ended June 30, 1998, respectively. The 1998 revenues were from a shopping center in Upland, California which was sold in November 1998. The Partnership no longer owns a direct interest in real estate. Accordingly, there was no comparable income earned in 1999.

OTHER INCOME

Other income totaled $31,000 and $9,000 for the six months ended June 30, 1999 and 1998, respectively. The 1999 income includes $25,000 related to the partial recovery of a loan which had previously been charged off. There was no comparable recovery during 1998.

PROVISION FOR POSSIBLE LOSSES

There was no provision for possible losses for the six months ended June 30, 1999 or 1998. The provision for possible losses results from the change in the allowance for possible losses and the allowance for possible losses on real estate owned net of charge-offs, if any. Management believes that there is no need for an allowance for possible losses at June 30, 1999 based upon the value of the collateral underlying the notes receivable held by the Partnership as of that same date.

SHARE OF LOSSES IN UNCONSOLIDATED INVESTEE

The Partnership has invested in a corporation in which it has less than a majority ownership and accounts for this investment using the equity method. The Partnership's share of losses in this unconsolidated investee was $-0- and $76,000 for the six months ended June 30, 1999 and 1998, respectively. These losses totaled $22,000 for the three months ended June 30, 1998. The 1998 share of losses consists primarily of provisions for losses on real estate investments related to the 179 lots in Lancaster

                             18
owned by LCR. By the end of 1998, LCR had liquidated most of its assets and as a result, virtually no gain or loss was recorded by LCR during the six months ended June 30, 1999 other than interest accruing as payable to the Partnership and CMIF II, an affiliate. Since the Partnership did not accrue this interest as income, it did not record its share of the loss resulting from this interest expense recorded by LCR.

OTHER EXPENSES

Operating expenses from operations of real estate owned were $67,000 and $31,000 for the six and three months ended June 30, 1998, respectively. The 1998 expenses were associated with the Upland shopping center which was sold in November 1998. Accordingly, there was no comparable expense during 1999.

Operating expenses from operations of real estate owned paid to affiliates were $15,000 and $7,000 for the six and three months ended June 30, 1998, respectively. The operating expenses consist of property management fees paid to affiliates of the general partners. Since the Partnership no longer owns any real estate, no such fees were paid in 1999.

Expenses associated with non-operating real estate owned were $3,000 and $68,000 for the six months ended June 30, 1999 and 1998, respectively Expenses associated with non-operating real estate owned were $1,000 and $33,000 for the three months ended June 30, 1999 and 1998, respectively. The expenses relate to the 19 acres in Sacramento and the condominiums in Oxnard. The 1999 decreases were due to the sale of the last of the Partnership's real estate owned in the fourth quarter of 1998.

Depreciation and amortization expense was $4,000 and $2,000 for the six and three months ended June 30, 1998, respectively. This expense related to leasehold improvements at the Upland Shopping Center and furniture and fixtures of the Partnership. These assets have either been sold or fully depreciated. Accordingly, there was no comparable expense during 1999.

Interest expense was $131,000 and $64,000 for the six and three months ended June 30, 1998, respectively. There was no comparable expense in 1999. The interest expense during 1998 relates to the loan on the Upland Shopping Center which was sold in November 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, affiliates totaled $120,000

                             19
and $24,000, respectively, for the six and three months ended June 30, 1999. General and administrative expenses, affiliates totaled $144,000 and $93,000, respectively, for the six and three months ended June 30, 1998. General and administrative expenses, affiliates totaled $96,000 and $51,000 for the three months ended March 31, 1999 and 1998, respectively. These expenses are primarily salary allocation reimbursements paid to affiliates. There was a significant increase in these expenses during the first quarter of 1999 due to several factors discussed below that were associated with the termination of five employment contracts effective March 31, 1999. As a result of the termination of the contracts and the reduction of employees which occurred on April 1, 1999, these expenses decreased significantly during the three months ended June 30, 1999 when compared with either the three months ended June 30, 1998 or the three months ended March 31, 1999..

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

Approximately $32,000 of the increase in salary allocations during the quarter ended March 31, 1999 as compared with the quarter ended March 31, 1998 were the result of severance and vacation pay paid to the terminated employees. The increase in base pay accounted for an additional $5,000 of the increase. These increases were partially offset by a $6,000 decrease associated with a decrease in the percentage of salaries allocated to the Partnership as a result of its decreased share of assets being managed by CC.

                             20
General and administrative expenses, nonaffiliates totaled
$47,000 and $21,000 for the six and three months ended June 30, 1999, respectively. General and administrative expenses, nonaffiliates totaled $34,000 and $12,000 for the six and three months ended June 30, 1998, respectively. These expenses consist of other costs associated with the administration of the Partnership. The increase for 1999 is primarily due to an increase in professional fees.

Mortgage investment servicing fees totaled $1,000 and $-0- for the six and three months ended June 30, 1998, respectively.
There were no mortgage investment servicing fees paid in 1999. These fees consists of amounts paid to Centennial Corporation for servicing the Partnership's loan portfolio.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Since the Partnership does not invest in any derivative financial instruments or enter into any activities involving foreign currencies, its market risk associated with financial instruments is limited to the effect that changing domestic interest rates might have on the fair value of its bank deposits and notes receivable.

As of June 30, 1999, the Partnership held fixed rate bank deposits with carrying values totaling $1,146,000 and two fixed rate mortgage notes receivable with carrying values totaling $537,000. The bank deposits all had maturities of less than ninety days. The last fixed rate mortgage note matures in July 2000 and bears interest at 8 percent per annum. The estimated fair value of all of these assets was estimated to be equal to their carrying values as of June 30, 1999. Increasing interest rates could have an adverse effect on the fair value of the Partnership's fixed rate note receivable and/or the value of the underlying real estate collateral which secure the Partnership's note receivable.

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

The Partnership had no interest bearing indebtedness outstanding as of June 30, 1999.  Accordingly, the Partnership is not exposed to any market risk associated with its liabilities.
                             21
                           PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

         None


Item 2.  Changes in Securities

         None


Item 3.  Defaults Upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)  None

         (b) None















                             22
                         Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
A California Limited Partnership


By:/s/Ronald R. White
_________________________________
Ronald R. White
General Partner                                 August 14, 1999


By:  CENTENNIAL CORPORATION
     General Partner


/s/Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer                         August 14, 1999