Form 10-K
period 1999-12-31
CENTENNIAL MORTGAGE INCOME FUND
filed 2000-03-30
CIK 736980

FORM 10-K


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1999

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

                                   YES  X     NO
                                      PART I

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

Beginning in the fourth quarter of 1985, the Partnership ceased accepting capital contributions and entered its operating stage of business. During the fourth quarter of 1990, 60 months after the closing of its offering stage, the Partnership ceased making new loans and entered the repayment stage as required by the Partnership Agreement. As of December 31, 1999, the Partnership had reduced its remaining assets to $1,672,000, $1,124,000 of which was cash deposits with banks. There is a significant possibility that the Partnership will be able to liquidate its remaining non cash assets during calendar 2000. For additional information, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


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

From 1985 through 1990, the Partnership invested in numerous loans which were secured by real estate in California. Due to the long term recession and falling real estate market values in California during the early 1990's, many of the Partnership's loans became delinquent and management of the Partnership elected to foreclose, thereby increasing real estate owned balances. As a result, the Partnership became a direct investor in this real estate. The Partnership has managed its operating properties and completed certain development processes on its raw land over the last several years in an effort to make this real estate more marketable.

The improving real estate markets and development of the Partnership's assets have enabled the Partnership to liquidate the majority of its assets. As of December 31, 1999, the Partnership's assets consisted of $1,124,000 in cash and cash equivalents and $548,000 in other non-cash assets. Based upon the current stated maturity dates of its remaining non-cash assets, it is possible that these assets could be liquidated by July 2000.

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

Real estate loans have also declined significantly in recent years. Real estate loans totaled $6,641,000 as of December 31, 1994 and had been reduced to only $541,000 as of December 31, 1999.

The liquidation of assets during 1997 and 1998 enabled the Partnership to make a $1,998,000 cash distribution to its limited partners in August 1998 and an additional $3,873,000 cash distribution to its limited partners in February 1999.

Risks of the year 2000 Issue

As discussed above, the Partnership is in the process of liquidating its remaining assets. As of December 31, 1999, the Partnership held only cash and cash equivalents, a single note secured by real estate, and $7,000 in other non-cash assets. In light of these circumstances, the Partnership made only the absolutely necessary modifications to existing software which were necessitated by the year 2000 issues. The cost of these modifications was less than $10,000.

To date, the Partnership has experienced only minor computer related problems that are the result of the year 2000. None of these problems have caused any significant disruption to the Partnership's operations. The Partnership anticipates that it will encounter additional minor problems in the coming months. It does not anticipate that it will be required to spend any significant amounts to correct these problems or that these problems will cause any disruptions of any consequence to the Partnership's operations.

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

(d)  Financial Information about Foreign and Domestic Operations and Export
Sales

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY.

No properties or facilities are owned or leased by the Partnership.

ITEM 3. LEGAL PROCEEDINGS.

Unbeknownst to the Partnership, on July 19, 1996, a default was entered against the Partnership for failure to respond to a complaint filed on July 17, 1995 in the San Bernardino Superior Court, entitled Henry Yong Lim et al - vs.- Cardinal Security, et al and allegedly served on the Partnership in May 1996. As shown by the proofs of service, the complaint was served on the wrong party in 1996. The Partnership first became aware of its involvement in this lawsuit in September 1997 when it received copies of requests for entry of default judgement totaling approximately $1,000,000. The judgements involved both economic and non-economic damages and injuries allegedly suffered by the plaintiffs as a result of an altercation between the plaintiffs, other third parties and security guards contracted by the Partnership at its shopping center in Upland, California. The request for judgement names Centennial Mortgage Income Fund Partnership as a defendant in this action. Since the Partnership was never served with the complaint and had no other way of knowing about this action, the Partnership retained legal counsel to set aside the defaults and any default judgements which were entered, due to the lack of proper service and notice. The Partnership also tendered this action to its liability insurance carrier for legal and liability coverage. The default judgement has been set aside and the plaintiff's appeal of the set aside ruling has been denied by the Court. The Court has also ruled that the prior jury found 0% liability as to the Partnership for non-economic damages and that the plaintiffs can only proceed to trial against the Partnership for recovery of economic damages. Based upon evidence presented at the prior trial, Management believes that these economic damages should not exceed $40,000. In March 2000, attorneys for the Partnership filed a motion for summary judgement in favor of the Partnership against the Plaintiffs. Management intends to vigorously defend any future actions related to this matter. Management believes that even if the plaintiff's prevail in these actions, the Partnership's insurance coverage and/or the security company's insurance carrier should prevent the Partnership from suffering a material loss from these proceedings.

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

As of December 31, 1999, there were approximately 4,744 holders of limited partnership units.

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


















ITEM 6.  SELECTED FINANCIAL DATA.

                     (dollars in thousands, except per unit data)
                                      Years ended

------------------------------------------------------------------------------
                      12/31/99    12/31/98    12/31/97    12/31/96    12/31/95
------------------------------------------------------------------------------

CONSOLIDATED STATEMENT
  OF OPERATIONS DATA:

Total revenue        $   157     $  1,199     $   992     $ 1,105     $ 1,159
Net income (loss)       (115)          91         123      (2,514)     (2,776)
Net income (loss)
  per limited
  partnership unit-
  basic and diluted.   (2.97)        2.35        3.18      (64.91)     (71.68)
Cash distributions
  per limited
  partnership unit    100.00        51.59         ---         ---         ---


CONSOLIDATED BALANCE
  SHEET DATA:

Total loans before
  allowance for losses   541          782       3,847       3,297       4,793
Total real estate owned
  before allowance
  for losses             ---          ---       8,490      11,360      12,349
Total assets           1,672        6,035      10,397      11,394      14,842
Partners' equity       1,660        5,648       7,555       7,432       9,946




















ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Net income (loss) and income (loss) per limited partnership unit were $(115,000) and $(2.97) for the year ended December 31, 1999 as compared to $91,000 and $2.35 for the year ended December 31, 1998 and $123,000 and $3.18 for the year ended December 31, 1997. As a result of the liquidation of most of the Partnership's remaining assets during 1997 and 1998, there were many changes in the components of the Partnership's statements of operations for 1997, 1998 and 1999. A detailed discussion of the significant changes in each component of revenue and expense for each of the years in the three year period ended December 31, 1999 is included in the following paragraphs.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Partnership had $1,124,000 in cash and cash equivalents. During the year ended December 31, 1999, the Partnership's principal sources of cash were; i) $242,000 in principal collected on loans receivable; ii) $25,000 in collections of previously charged off loans; iii) $52,000 in current interest income on loans; and iv) $67,000 in interest income on interest bearing deposits. The Partnership's principal uses of cash during the year ended December 31, 1999 were: i) a $3,873,000 cash distribution to limited partners; and ii) $336,000 in general and administrative costs.

Future sources of cash are expected to be from the repayment of the $541,000 in remaining loans receivable and interest earned on cash deposits.

The Partnership had no unfunded loan commitments at December 31, 1999. The Partnership's principal capital requirements are now limited to selling, general and administrative costs. These commitments are expected to be paid from existing cash balances.

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

Through the latter part of 1997, the general partners believed that the cash proceeds from mortgage reductions and the sale of real estate owned should be retained by the Partnership until such time as it was assured that it had sufficient cash to fulfill any potential operating requirements. Due to the substantial real estate and loan receivable balances, these potential operating costs were considered to be very significant. As a result of the substantial decrease in loans and real estate owned which occurred during 1997, the general partners determined that the Partnership could make a $1,998,000 distribution to its limited partners in August 1998.

As a result of the substantial sales activity which occurred in the fourth quarter of 1998, the general partners declared and paid an additional $3,873,000 cash distribution to limited partners in February 1999. This left the Partnership with approximately $1.12 million of cash and cash equivalents as of December 31, 1999.

The general partners have had discussions with legal counsel regarding the amounts of cash balances that would be prudent to be retained by the Partnership at this time. In light of the substantial amount of real estate that the Partnership has held an interest in over the years, there is always the potential for future litigation to arise, particularly in the area of toxic contamination. Although the general partners are not aware of any threatened litigation, or litigation that is likely to arise, they have determined that the Partnership should retain at least $1,000,000 in cash balances to be available to defend the Partnership in any future litigation which may arise. It is expected that these cash balances will be retained until such time as legal counsel advises the general partners that the potential for any future litigation is remote.

RESULTS OF OPERATIONS

The Partnership's non-cash assets declined from $9,379,000 as of December 31, 1997 to only $1,097,000 as of December 31, 1998. The Partnership's non-cash assets declined again to $548,000 as of December 31, 1999. The Partnership reported profits for both 1998 and 1997. However, as a result of the declining non-cash assets and the costs of administering a publicly held partnership, the Partnership reported a loss in 1999 and expects to report another loss in 2000. The substantial reduction in non-cash assets during 1998 caused many changes in the Partnership's results of operations as discussed below.

Loans on "nonaccrual" refers to loans upon which the Partnership is no longer accruing interest. Management's policy is to cease accruing interest on loans when collection of interest and/or principal payments has become doubtful. Loans to affiliates and nonaffiliates on nonaccrual status amounted to $-0-, $12,000, and $2,313,000 as of December 31, 1999, 1998 and 1997, respectively.

Interest income on loans to affiliates, including fees was $3,000 for 1999, $47,000 for 1998 and $37,000 for 1997. This income is related to earning loans made to the Silverwood joint venture, which was constructing homes in Lancaster, California. The decrease for 1999 resulted from the payoff of the last earning loan in March 1999. The increase for 1998 resulted from higher average balances on the one remaining earning Silverwood loan. The real estate market in Lancaster did not see the improvement that many other areas in California had seen while the Silverwood joint venture held this property. As a result, the Partnership placed several other loans to Silverwood on nonaccrual status during 1996. The interest on these nonaccrual loans was not included in interest income during 1997, 1998 or 1999.

Interest income on loans to nonaffiliates, including fees, was $49,000, $356,000 and $122,000 during the years ended December 31, 1999, 1998 and 1997, respectively. During 1998, the Partnership received payments in full, or nearly in full, on three loans that had previously been classified as impaired and on which interest had not been fully accrued in prior periods. As a result, the Partnership recorded $321,000 in interest income on these loans that had been earned in prior periods but not accrued as income. This caused interest income on loans to nonaffiliates , including fees to be abnormally high during 1998.

Real estate loans receivable, earning is comprised of a single loan totaling $541,000 as of December 31, 1999 that is performing. This loan, which is from an unaffiliated party, was received in connection with the payoff of a previously nonearning loan to the Silverwood joint venture.

Real estate loans receivable from unconsolidated investee, nonearning is comprised of one past due loan totaling $11,000 as of December 31, 1999. This loan, which is due from the Silverwood joint venture, is entirely offset by $11,000 in share of losses in unconsolidated investee.

The following sections entitled "Nonaccrual, Nonperforming Loans and Other Loans to Affiliates" and "Real Estate Owned" provide a detailed analysis of assets held during 1998 and 1999.

Nonaccrual, Nonperforming Loans and Other Loans to Affiliates

Loans on nonaccrual status during the year ended December 31, 1998 and 1999 are summarized below:

During 1994, the Partnership renegotiated an equity participation note with an original committed amount of $374,000 secured by a second deed of trust on a 32,431 square foot shopping center in Corona, California. The loan provided for interest due to be payable at loan maturity; however, due to the amount of the senior debt and the decrease in land values, the Partnership placed the loan on nonaccrual. The principal balance and nonaccrued interest at December 31, 1997 were $376,000 and $144,000 respectively. The Partnership had recorded a reduction of $62,000 against the $376,000 principal balance as of December 31, 1997 which represented previously nonaccrued interest and had also recorded a $289,000 deferred profit in connection with this loan. Additionally, due to the recent operating history of the property and the large lien on the property that was senior to the Partnership's note, an allowance for possible losses of $25,000 was also recorded against this note during 1997. The senior note holder commenced foreclosure proceedings and the borrower filed for protection under bankruptcy laws. Accordingly, the Partnership charged off the balance of this note during 1998 against the $289,000 deferred profit and $25,000 previously recorded allowance for possible losses. The Partnership released its lien on the property in 1999 for $25,000 in connection with the refinance of the property through bankruptcy proceedings. The Partnership recorded this $25,000 payment, which represented a bad debt recovery, as other income in 1999.

During 1991, the Partnership sold a pad on an existing piece of real estate owned in Corona, California and carried back financing in the amount of $600,000. The Partnership's share of the loan was 77 percent. Due to the loss of a major tenant, the borrower was unable to make full monthly interest payments in accordance with the original note terms. Management worked out a forbearance agreement with the borrower for payments equal to the net cash flow from the property. The remaining interest due was placed on nonaccrual. The Partnership's share of the principal balance and nonaccrued interest at December 31, 1997 was $461,000, and $142,000, respectively. The Partnership had recorded a $365,000 allowance for possible losses against this note. During 1998, the Partnership accepted a $211,000 payment on this note as payment in full in connection with the sale of the property. As a result, the Partnership reversed $115,000 of the previously recorded allowance for possible losses and charged off the $250,000 balance against the allowance.

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

Loans to Unconsolidated Investee

During 1994 the Partnership acquired a 50% interest in LCR Development, Inc., an unconsolidated subsidiary. The balance of LCR is owned by Centennial Mortgage Income Fund II ("CMIF II"), an affiliate. LCR was formed in order to take title to 179 residential lots in Lancaster, California through foreclosure of a $1,250,000 secured loan held by the Partnership and a $2,115,000 secured loan held jointly by the Partnership and CMIF II. The Partnership assigned its interests in these notes to LCR in exchange for two new notes payable by LCR to the Partnership and CMIF II. LCR subsequently:
i) took title to the 179 lots through foreclosure; ii) entered into a joint venture with Home Devco, Inc. named Silverwood Homes ("Silverwood"); and
iii) contributed the 179 lots to Silverwood. The principal purpose of the joint venture was to construct homes on the property. From 1995 through 1997. Silverwood constructed and sold homes on the property and the Partnership and CMIF II made several construction and development loans to Silverwood. It was anticipated that there would be excess cash from the home sales after paying off the development and construction loans and this excess cash would be used to repay LCR for its investment in the joint venture. LCR would then be able to use this anticipated excess cash from Silverwood's home sales to repay the Partnership and CMIF II for the $1,250,000 and $2,115,000 loans.

LCR reported substantial net losses due to the continuing decline in value of the lots from 1994 through 1997. The Partnership recorded its share of losses from Silverwood as a reduction in the net carrying value of its notes due from LCR and Silverwood. Cash generated from home sales at Silverwood was insufficient to enable Silverwood to remit any payments to LCR. As a result, no payments were ever made against the $1,250,000 or $2,115,000 loans and the loans were placed on nonaccrual. As of December 31, 1997, the principal balance of the $1,250,000 note was $1,250,000. The Partnership's share of the principal balance of the $2,115,000 note as of the same date was $1,055,000. The Partnership had reduced the carrying value of these notes by $2,305,000, a portion of its share of losses from this unconsolidated investee as of December 31, 1997. During 1998, the remaining lots were sold and one hundred percent of the proceeds from the sale were paid to the Partnership and CMIF II as a partial repayment of their development and construction loans to Silverwood. Accordingly, the Partnership charged off the LCR notes against the $2,305,000 of previously recorded losses from unconsolidated investee during 1998.

At December 31, 1997, the Partnership held a 50 percent participation in three notes and a 100 percent interest in a fourth note due from Silverwood consisting of a land development loan, a model home loan and two home construction loans with a combined disbursed balance of $2,374,000. The Partnership had reduced the carrying value of one of these loans by $381,000, the remainder of its share of losses in unconsolidated investee as of December 31, 1997. This resulted in a net carrying value for the Silverwood loans of $1,993,000 as of December 31, 1997.

During 1998, all but one of the remaining homes were sold and all of the undeveloped lots were sold. The Partnership funded additional advances of $209,000 on the development loan and the Phase II construction loan in 1998. The Partnership also recorded an additional $96,000 in losses from unconsolidated investee during 1998 and received cash payments totaling $1,422,000 against these loans. Additionally, the Partnership received two notes receivable totaling $584,000 from an unaffiliated party as a partial repayment of the development loan in connection with the sale of the remaining 157 lots in October 1998. These new notes are secured by the 157 lots sold. The remaining combined principal balances of the development and construction loans was $577,000 after the 1998 advances and payments were made. The Partnership charged off $466,000 of this balance against the remaining losses from unconsolidated investee, leaving a balance of loans receivable and losses from unconsolidated investee of $111,000 and $11,000, respectively, as of December 31, 1998.

During 1999, Silverwood sold its final home and made payments totalling $100,000 to the Partnership out of cash generated from this sale.

Real Estate Owned

The Partnership liquidated its remaining real estate owned during 1998. A description of the Partnership's principal real estate owned and loan classified as insubstance foreclosure during the year ended December 31, 1998 follows:

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

19 Acres in Sacramento, California

During the third quarter of 1991, the Partnership took a deed in lieu of foreclosure on a second trust deed secured by 19 acres of undeveloped land in Sacramento, California. The property is located in the North Natomas area and is zoned for light-industrial commercial use. The property was encumbered by a $900,000, 12 percent fixed interest rate note payable secured by a first trust deed on the property which was repaid in December 1997. At December 31, 1997, the carrying value before allowance for possible losses of this asset was $2,822,000 and the Partnership had recorded a $1,134,000 allowance for losses related to this project. The Partnership recorded additional provisions for losses totaling $445,000 during the first three quarters of 1998. In December 1998, this property was sold for $1,600,000, net of selling costs. The sale agreement required that the Partnership establish a $300,000 escrow account out of the sales proceeds from which the buyer could withdraw amounts to pay for certain specified development work to be done to the property. All of the funds in this escrow account were used to pay for development costs incurred during 1999 and the Partnership now has no further obligations related to this property. The sale resulted in a $57,000 gain on sale.

12 Condominiums in Oxnard, California

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


Interest on Interest-Bearing Deposits

Interest earned on interest-bearing deposits was $67,000 in 1999, $83,000 in 1998 and $72,000 in 1997. The decrease in 1999 was primarily attributable to a decline in average cash balances held by the Partnership which resulted from the $3,873,000 distribution to limited partners in February 1999. The increase in interest on interest bearing deposits in 1998 is due to an increase in average cash balances. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits.

Income from Operations of Real Estate Owned

As discussed above, the Partnership liquidated its remaining real estate owned during 1998. Accordingly, there was no income from operations of real estate owned during 1999. Income from operations of real estate owned for 1998 and 1997 consists of operating revenues of $602,000 and $755,000, respectively. These revenues were primarily from the Upland Shopping Center and the auto retail center in Corona. The decrease in 1998 can be attributed to the sale of the Upland Shopping Center in November 1998 and the sale of the auto retail center in July 1997.

Provision for Possible Losses

The provision for (recovery of) possible losses was $155,000 in 1998 and $(268,000) in 1997. There was no comparable provision during 1999. The 1998 provision is comprised of reversals totaling $290,000, $145,000 of which was on two loans which were repaid during 1998, and $145,000 of which was related to the Upland Shopping center which was sold in 1998. These reversals were offset by an additional provision of $445,000 which was recorded against the 19 acres in Sacramento. The 1997 recovery related to two loans secured by a mini-storage facility in Citrus Heights, California that were repaid in January 1998.

Management believes that the remaining loan receivable as of December 31, 1999 is adequately secured and that there is no allowance for losses necessary.

Other Expenses

The Partnership has invested in corporations in which it has less than a majority ownership and accounts for these investments using the equity method. The Partnership's share of losses in these unconsolidated investees was $-0-for 1999, $96,000 for 1998 and $125,000 for 1997. The 1998 and 1997 share of losses consist primarily of operating losses from the sale of homes and finished lots recorded by LCR. All but one of these homes had been liquidated by the end of 1998 and that home was sold in early 1999. The Partnership's remaining investment in and loans receivable from these unconsolidated investees was reduced to $100,000 as of December 31, 1998 and has been further reduced to $-0- as of December 31, 1999.

As discussed above, the Partnership liquidated its remaining real estate owned during 1998. Accordingly, the only operating expenses from operations of real estate owned during 1999 were $3,000 in refunds of common area maintenance billings related to the Upland Shopping Center which were determined after the 1998 financials had been issued. Operating expenses from operations of real estate owned were $142,000 for 1998 and $168,000 for 1997. These expenses were associated with the auto retail center in Corona and the Upland Shopping Center. The decrease in 1998 can be attributed to the sale of the Upland Shopping Center in November 1998.

Operating expenses from operations of real estate owned paid to affiliates were $-0- for 1999, $30,000 for 1998 and $41,000 for 1997. The expenses consist of property management fees paid to affiliates of the general partners. The decrease in 1998 is due to the sale of the Upland Shopping center in November 1998.

Expenses associated with non-operating real estate owned were $1,000 in 1999, $125,000 in 1998 and $162,000 in 1997. The expenses are primarily related to the 19 acres in Sacramento, a 23 acre parcel previously owned in Riverside and the condominiums in Oxnard. These costs include property taxes of $99,000 and $86,000 during 1998 and 1997, respectively. The decrease for 1998 is due primarily to a $42,000 decrease in costs associated with the condominium project in Oxnard.

Depreciation and amortization expense for 1999, 1998 and 1997 consists of $-0-, $7,000 and $12,000, respectively. The amounts represent depreciation on office furniture and equipment which were fully depreciated at the end of 1998.

Interest expense was $-0- for 1999, $245,000 for 1998 and $378,000 for 1997.
These amounts represent interest related to the underlying debt on the Upland Shopping Center and the 19 acres in Sacramento. The decrease for 1999 is attributable to the sale of the Upland Shopping center and the associated repayment of debt which occurred in November 1998. The decrease for 1998 is attributable to the repayment of the debt secured by the 19 acres in Sacramento in December 1997.

General and administrative expenses, affiliates totaled $162,000 for 1999, $286,000 for 1998 and $203,000 for 1997. These expenses are primarily salary allocation reimbursements paid to affiliates for the management of the Partnership's assets. The increase for 1998 is primarily attributable to $74,000 in accrued severance pay. The decrease for 1999 is primarily attributable to a layoff of the majority of the employees of the general partner in March 1999 which was in response to the substantial decline in assets being managed by the general partners.

General and administrative expenses, nonaffiliates totaled $107,000 for 1999, $87,000 for 1998 and $103,000 for 1997. The increase for 1999 is primarily attributable to an increase in accounting and investor reporting costs. The 1997 amount includes approximately $31,000 of costs associated with the extension of the maturity of the note secured by the Upland Shopping Center and the legal proceedings involving the same property.

Mortgage investment servicing fees paid to affiliates were $-0- in 1999, $2,000 in 1998 and $4,000 in 1997. These fees consist of amounts paid to Centennial Corporation for servicing the Partnership's loan portfolio.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership does not invest in any derivative financial instruments or enter into any activities involving foreign currencies, its market risk associated with financial instruments is limited to the effect that changing domestic interest rates might have on the fair value of its bank deposits and notes receivable.

As of December 31, 1999, the Partnership held fixed rate bank deposits with carrying values totaling $1,124,000 and a single fixed rate mortgage note receivable with a carrying value of $541,000. The bank deposits all had maturities of less than ninety days. The fixed rate mortgage note matures in July 2000 and bears interest at 8 percent per annum. The fair value of these assets was estimated to be equal to their carrying values as of December 31, 1999. Increasing interest rates could have an adverse effect on the fair value of the Partnership's fixed rate note receivable and/or the value of the underlying real estate collateral which secure the Partnership's note receivable.

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

The Partnership had no interest bearing indebtedness outstanding as of December 31, 1999. Accordingly, the Partnership is not exposed to any market risk associated with its liabilities.

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

Name, Age and Position
Principal Occupation and
Affiliation during Last Five Years
-----------------------------------------------------------------------------
John B. Joseph
Age 61
General Partner

John B. Joseph is currently Vice Chairman of the Board of Directors and Vice President of Centennial Corporation. He has held these positions since 1983. Mr. Joseph also has served, in the following capacities during the past five years: he was on the board of directors for West Coast Bancorp ("WCB"), a publicly held bank holding company operating in California from its inception in 1981 through February 1999; he was Chairman of the Board of Directors of WCB since its inception in 1981 and CEO from April 1991 until 1998. Mr. Joseph has also been general partner of various public and private limited partnerships engaged in real estate development and lending activities.

Mr. Joseph has 30 years of experience in asset management in both securities and real estate. Mr. Joseph has worked in all areas of real estate. In the past, Mr. Joseph has been engaged in the syndication and management of over $100 million worth of income property, including industrial complexes, shopping centers, business centers, office buildings, commercial properties and residential units. Mr. Joseph has been named as a subject of a pending legal proceeding in the Justice Court, Las Vegas Township, Clark County , Nevada, Case No. 99F08732A-F. The proceedings involve several charges associated with an investment Mr. Joseph made in a mining venture which is unrelated to the Partnership and its affiliates. Mr. Joseph has denied any wrongdoing and has employed legal counsel to defend him in this matter.


Ronald R. White
Age 53
General Partner

Ronald R. White is currently President and CEO of Centennial Corporation. He has held these positions since 1983. He was also Executive Vice President and Vice Chairman of the Board of Directors of WCB until 1998. Mr. White served in these capacities since April 1987. Mr. White also serves, or has served, in the following capacities during the past five years: general partner of various public and private limited partnerships engaged in real estate development and lending activities.

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

                                                          Amount Earned/
Type of                                                 Reimbursable for the
Compensation &                                              Year Ended
Name of Entity      Description of Payment             December 31, 1999
----------------------------------------------------------------------------
Operating Stage:

Application and     An amount up to a maximum of 3 percent     $        ---
commitment fees     of the gross proceeds of the offering
- the general       on any single mortgage investment, and
partner or          an aggregate maximum of 7 percent
affiliates          of the gross proceeds of the offering,
                    payable to the general partners or
                    affiliates.  The application and
                    commitment fees are payable solely from
                    borrowers and prospective borrowers and
                    not directly from the proceeds of the
                    offering.

General partners'   The general partners or affiliates         $    162,000(1)
reimbursable        shall be entitled to reimbursement
expenses - general  for certain expenses, subject to
partner or          the conditions of the Partnership
affiliates          Agreement

General partners'   A 5 percent interest in cash flow          $        ---
interest in cash    available for distribution for any
distributions       year until all limited partnership
- general           unit holders have received an amount
partners or         equal to a 12 percent non-cumulative
affiliates          annual return on their adjusted
                    invested capital, and 10 percent of
                    the balance of any cash flow available
                    for distribution for such year

Mortgage            1/4 of 1 percent of the maximum amount     $        ---(2)
investment          funded or to be funded by the Partnership
servicing fees      on mortgage investment serviced by CC

Repayment Stage:

General partners'   One percent of mortgage reductions         $        ---
share of            until all limited partners have
mortgage            received an amount equal to their
reductions          adjusted invested capital and cumulative
- general           distributions (including cash flow
partners or         available for distribution) equal to a
affiliates          12 percent annual return with respect
                    to their adjusted invested capital, and
                    15 percent of the balance of any
                    mortgage reductions

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners

No persons are known by the Partnership to own beneficially more than 5 percent of the limited partnership units at December 31, 1999.

(b)  Security Ownership of Management

The percent of units owned by Management outstanding is less than 1 percent.

Name and address            Nature and Number of            Percent of
of Beneficial Owner           Units Outstanding           Units Outstanding
---------------------------------------------------------------------------

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This disclosure is made in note 5 of the Notes to the Consolidated Financial Statements which is incorporated in this filing.
                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (a)(2) - See Index to Consolidated Financial Statements and Schedule attached hereto.

(a)(3) - Exhibits.

         (3) & (4)  Articles of Incorporation and Bylaws

            The Amended Limited Partnership Agreement
            Incorporated by reference to Exhibit A to the Partnership's Prospectus contained in the Partnership's registration
            Statement on Form Form S-11 (Commission File No. 0-22520)
            Dated June 8, 1984, as supplemented and filed under the Securities Act of 1933

         (27) Financial Data Schedule

(b)(4) - Reports on Form 8-K.

None.


































Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
A California Limited Partnership


By:/s/John B. Joseph
_________________________________
John B. Joseph
General Partner                                    March 30, 2000


By:/s/Ronald R. White
_________________________________
Ronald R. White
General Partner                                    March 30, 2000


By:  CENTENNIAL CORPORATION
     General Partner

/s/John B. Joseph
_________________________________
John B. Joseph
Executive Vice President                           March 30, 2000


/s/Ronald R. White
_________________________________
Ronald R. White
President                                          March 30, 2000


/s/Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer                            March 30, 2000



















                CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                              A Limited Partnership






                                 ANNUAL REPORT



















                                  Form 10-K
                     Consolidated Financial Statements
                       Items 8, 14(a)(1) and 14(a)(2)
                     December 31, 1999, 1998 and 1997
                (With Independent Auditors' Report Thereon)


















                                     F-1

                  CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                           A Limited Partnership

                       Items 8, 14(a)(1) and 14(a)(2)
              Index to Consolidated Financial Statements and Schedule

Consolidated Financial Statements                                      Page

  Independent Auditors' Report                                          F-3

  Consolidated Balance Sheets --
  December 31, 1999 and 1998                                            F-4

  Consolidated Statements of Operations --
  Years ended December 31, 1999, 1998 and 1997                          F-5

  Consolidated Statements of Partners' Equity --
  Years ended December 31, 1999, 1998 and 1997                          F-6

  Consolidated Statements of Cash Flows --
  Years ended December 31, 1999, 1998 and 1997                          F-7

  Notes to Consolidated Financial Statements                            F-9

Schedule

  Schedule IV - Mortgage Loans on Real Estate                          F-22


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centennial Mortgage Income Fund and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                             KPMG LLP

Orange County, California
March 14, 2000















                                     F-3
              CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                            A Limited Partnership

                         Consolidated Balance Sheets

                          December 31, 1999 and 1998

    ASSETS                                           1999              1998
------------------------------------------------------------------------------
Cash and cash equivalents (note 5)              $  1,124,000      $  4,938,000

Real estate loans
  receivable, earning                                541,000           682,000
Real estate loans receivable from
  unconsolidated investee,  earning (note 5)             ---            88,000
Real estate loans receivable from
  unconsolidated investee, nonearning (note 5)           ---            12,000
------------------------------------------------------------------------------
Net real estate loans receivable                     541,000           782,000
------------------------------------------------------------------------------
Other assets, net                                        ---           306,000
Due from unconsolidated investee                       7,000             9,000
------------------------------------------------------------------------------
                                               $   1,672,000     $   6,035,000
==============================================================================

LIABILITIES AND PARTNERS' EQUITY
------------------------------------------------------------------------------
Notes payable to affiliates (note 5)            $        ---     $      2,000
Accounts payable and
  accrued liabilities                                 12,000          385,000
------------------------------------------------------------------------------
   Total liabilities                                  12,000          387,000
------------------------------------------------------------------------------

Partners' equity (deficit)
  -- 38,729 limited partnership
  units outstanding in 1999 and 1998
    General partners                                (132,000)        (132,000)
    Limited partners                               1,792,000        5,780,000
------------------------------------------------------------------------------
    Total partners' equity                         1,660,000        5,648,000

Contingencies (note 7)
------------------------------------------------------------------------------
                                               $   1,672,000     $  6,035,000
==============================================================================




        See accompanying notes to consolidated financial statements
                                     F-4
               CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                          A Limited Partnership
                    Consolidated Statements of Operations
                 Years ended December 31, 1999, 1998 and 1997

                                       1999          1998            1997
----------------------------------------------------------------------------
REVENUE:
Interest on loans to affiliates,
  including fees (note 5)            $    3,000    $   47,000       $  37,000
Interest on loans to
  nonaffiliates, including fees          49,000       356,000         122,000
Interest on interest-bearing
  deposits (note 5)                      67,000        83,000          72,000
Gain on sale of property                    ---        84,000           1,000
Income from operations
  of real estate owned                      ---       602,000         755,000
Other                                    38,000        27,000           5,000
------------------------------------------------------------------------------
    Total revenue                       157,000     1,199,000         992,000
------------------------------------------------------------------------------
EXPENSES:
Provision for (recovery of)
  losses (notes 3 and 4)                    ---       155,000        (268,000)
Loss on sale of property                    ---           ---           6,000
Share of losses in unconsolidated
  investee (note 5)                         ---        96,000         125,000
Operating expenses from operations
  of real estate owned                    3,000       142,000         168,000
Operating expenses from operations
  of real estate owned paid to
  affiliates (note 5)                       ---        30,000          41,000
Expenses associated with non-operating
  real estate owned                       1,000       125,000         162,000
Depreciation and amortization expense       ---         7,000          12,000
Interest expense                            ---       245,000         378,000
General and administrative,
  affiliates (note 5)                   162,000       286,000         203,000
General and administrative,
  nonaffiliates                         107,000        87,000         103,000
Mortgage investment servicing fees
  paid to affiliates (note 5)               ---         2,000           4,000
------------------------------------------------------------------------------
    Total expenses                      273,000     1,175,000         934,000
------------------------------------------------------------------------------
Income (loss) before minority interest (116,000)       24,000          58,000
Minority interest (note 5)                1,000        67,000          65,000
------------------------------------------------------------------------------
  Net income (loss)                   $(115,000)  $    91,000     $   123,000
==============================================================================
Net income (loss) per  limited
  partnership unit-basic and diluted   $  (2.97)  $      2.35     $      3.18
==============================================================================

       See accompanying notes to consolidated financial statements
                                   F-5

              CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                           A Limited Partnership

                Consolidated Statements of Partners' Equity
               Years ended December 31, 1999, 1998 and 1997

                                                                   Total
                                    General        Limited        Partners'
                                    Partners       Partners        Equity
---------------------------------------------------------------------------
Balance (deficit) at
  December 31, 1996               $ (525,000)   $ 7,957,000   $  7,432,000

Net income                              ---         123,000        123,000
---------------------------------------------------------------------------
Balance (deficit) at
  December 31, 1997                (525,000)      8,080,000      7,555,000

Net income                              ---          91,000         91,000

Distributions to
  limited partners                      ---      (1,998,000)    (1,998,000)

Reduction in general
  partner deficit capital
  account (note 1)                  393,000        (393,000)           ---
---------------------------------------------------------------------------
Balance (deficit) at
  December 31, 1998                (132,000)      5,780,000      5,648,000

Net loss                                ---        (115,000)      (115,000)

Distributions to
  limited partners                      ---      (3,873,000)    (3,873,000)
---------------------------------------------------------------------------
Balance (deficit) at
  December 31, 1999              $ (132,000)   $  1,792,000   $  1,660,000
==========================================================================










     See accompanying notes to consolidated financial statements
                                  F-6

                 CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                             A Limited Partnership
                    Consolidated Statements of Cash Flows
                 Years ended December 31, 1999, 1998 and 1997

                                        1999           1998          1997
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                  $  (115,000)  $    91,000    $   123,000
  Adjustments to reconcile net
   income (loss) to net cash provided
   by (used in) operating activities:
   Amortization of unearned loan fees        ---        (5,000)        (2,000)
   Depreciation and amortization             ---         7,000         12,000
   Provision for (recovery of) losses        ---       155,000       (268,000)
   Interest accrued to principal
     on loans to affiliates                  ---        (9,000)       (37,000)
   Minority interest                      (1,000)      (67,000)       (65,000)
   Loss (gain) on sale of real
     estate owned                            ---       (84,000)         5,000
   Share of losses in
     unconsolidated investees                ---        96,000        125,000
  Changes in assets and liabilities:
   (Increase) decrease in accrued
    interest receivable                      ---         5,000         (1,000)
   (Increase) decrease in other assets   306,000      (275,000)        45,000
   Increase (decrease) in accounts
    payable and accrued liabilities     (373,000)      365,000         (3,000)
   Decrease in payable to affiliates         ---           ---         (1,000)
   Decrease in interest payable to
    affiliates on notes secured
    by real estate                           ---       (39,000)        (4,000)
------------------------------------------------------------------------------
   Net cash provided by (used in)
    operating activities                (183,000)      240,000        (71,000)
------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Principal collected on loans made
    to customers, net of amounts recorded
    as income in current period          142,000       932,000         24,000
   Principal collected on loans made
    to affiliates                        100,000     1,422,000        331,000
   Advances on loans
    made to customers                     (1,000)      (20,000)       (21,000)
   Advances on loans made
    to affiliates                            ---      (209,000)      (970,000)
   Proceeds from sale
    of real estate owned                     ---     6,220,000      1,118,000
   Capital expenditures
    for real estate owned                    ---      (300,000)           ---
   (Increase) decrease in due from
    unconsolidated investee                2,000        58,000        (58,000)
-------------------------------------------------------------------------------
   Net cash provided by
    investing activities                 243,000     8,103,000         424,000
-------------------------------------------------------------------------------
                                     F-7

              CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                          A Limited Partnership
               Consolidated Statements of Cash Flows(Continued)
                 Years ended December 31, 1999, 1998 and 1997

                                        1999           1998          1997
-----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances on notes payable
   to affiliates                             ---       136,000          19,000
  Principal payments
   on notes payable                          ---    (2,421,000)       (934,000)
  Principal payments on notes
   payable to affiliates                  (1,000)     (140,000)       (132,000)
  Distributions to
   limited partners                   (3,873,000)   (1,998,000)            ---
-------------------------------------------------------------------------------
   Net used in
    financing activities              (3,874,000)   (4,423,000)     (1,047,000)
-------------------------------------------------------------------------------
Net increase (decrease) in
  cash and cash equivalents           (3,814,000)    3,920,000        (694,000)
Cash and cash equivalents at
  beginning of year                    4,938,000     1,018,000       1,712,000
-------------------------------------------------------------------------------
Cash and cash equivalents
  at end of year                    $  1,124,000  $  4,938,000    $  1,018,000
===============================================================================

Supplemental schedule of cash
 flow information - cash paid
 during the year for interest       $        ---  $    245,000    $    356,000
-------------------------------------------------------------------------------

Supplemental schedule of noncash
  investing and financing activities:

Decrease in deferred profit
  on equity participation
  and real estate loans
  resulting from foreclosure        $        ---  $    289,000    $        ---
Decrease in allowance for
  possible losses on real estate
  loans and real estate owned as a
  result of sales and chargeoffs             ---     3,223,000       1,747,000
Receipt of notes receivable as
  partial repayment of
  note receivable                            ---       584,000             ---

           See accompanying notes to consolidated financial statements
                                      F-8
             CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                          A Limited Partnership
                Notes to Consolidated Financial Statements
                      December 31, 1999, 1998, and 1997

(1)  SUMMARY 0F SIGINFICANT ACCOUNTING POLICIES

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

As of December 31, 1999, a majority of the loans secured by operating properties have been repaid to the Partnership. However, during the early 1990's, real estate market values for undeveloped land and commercial real estate in California declined severely. As the loans secured by undeveloped land and certain operating properties became delinquent, management of the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership became a direct investor in this real estate and managed operating properties and developed raw land until such time as the Partnership was able to sell this real estate owned. The real estate owned balance before allowance for possible losses at December 31, 1997 was $8,490,000, decreasing to $-0- at year end 1998 and 1999.

Basis of Presentation

The Partnership formed several subsidiaries to own and operate certain of its real estate assets. The corporations formed were BNN Development, Inc., ("BNN"), Upland Foothill Retail, Inc., ("Upland"), Grand Plaza Auto Retail, Inc., ("Grand Plaza"), and LCR Development, Inc., ("LCR"). All of these corporations are California corporations.

The Partnership owns a 100 percent interest in Upland, 86.25 percent interest in BNN, 86.7 percent interest in Grand Plaza and a 50 percent interest in LCR. Several of the Partnership's assets were transferred to these corporations, at the Partnership's cost basis, in transactions which included no cash down with the Partnership carrying a substantial portion of the financing. BNN and Grand Plaza were liquidated in 1999 and 1997, respectively. Upland was never capitalized. BNN and Grand Plaza have been consolidated in the accompanying consolidated financial statements through 1999 and 1997, respectively. All significant inter-company balances and transactions, including the aforementioned transfers, have been eliminated in consolidation.

As the Partnership's ownership interest in LCR is more than 20 percent but does not exceed 50 percent, the Partnership accounts for its ownership

                                    F-9
interest using the equity method. The Partnership has made several loans to LCR and its subsidiary. Under the equity method of accounting, these loans are a component of the Partnership's investment in LCR, and therefore the Partnership has recorded losses by LCR as a reduction of the carrying value of these loans receivable (see note 5).

Organization

The Partnership was organized on December 13, 1983 in accordance with the provisions of the California Limited Partnership Act. The Partnership commenced operations in 1984. The general partners are John B. Joseph, Ronald
R. White and Centennial Corporation ("CC"), a privately-held California corporation whose stock is owned by affiliates of Messrs. Joseph and White.

Partners' Capital Accounts

Cash Available for Distribution, as defined in the Partnership Agreement, is to be allocated 95 percent to the limited partners and 5 percent to the general partners until each limited partner has received an amount equal to a 12 percent non-cumulative annual return on his adjusted invested capital (as defined in the Partnership Agreement). Thereafter, Cash Available for Distribution is to be allocated 90 percent to the limited partners and 10 percent to the general partners. All distributions of Mortgage Reductions (as defined in the Partnership Agreement) after the first sixty months following the closing date of the Partnership, shall be distributed 99 percent to the limited partners and 1 percent to the general partners, until each limited partner has received a 12 percent cumulative annual return on his adjusted invested capital, after which such amounts are to be distributed 85 percent to the limited partners and 15 percent to the general partners. In order to properly reflect the economic effect of the allocations discussed above, the Partnership has allocated financial statements net earnings (losses) 95 percent to the limited partners and 5 percent to the general partners through 1992. The Partnership had no Cash Available for Distribution during the years ended December 31, 1999 or 1997. Accordingly, the general partners were not entitled to any interest in the distribution to partners paid in 1999. The Partnership generated $240,000 in Cash Available for Distribution during 1998, however due to the deficit balance in the general partners capital account, they were not entitled to any interest in the distributions to partners paid in 1998.

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

Real Estate Loans and Allowance for Possible Loan Losses

Loans are reported at the principal amount outstanding, net of unearned income and the allowance for possible loan losses. Interest accrual is discontinued when, in the opinion of management, its collection is deemed doubtful. The
                                     F-10
allowance for possible loan losses is established through a provision for possible losses charged to expense. Loans are charged against the allowance for possible loan losses when management believes that the collectibility of principal is unlikely.
As of December 31, 1999, the Partnership's loan portfolio consisted of a single loan secured by real estate. Management believes that the allowance for possible loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

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

Real Estate Owned

Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets less costs to sell. Assets to be disposed of are not depreciated while they are held for disposal. Estimated fair values are determined by using appraisals, discounted cash flows and/or other valuation techniques.
The actual market price of real estate can only be determined by negotiation between independent parties in a sales transaction. The Partnership considered all real estate owned as held for sale during 1998 and 1997.

The Partnership considers collateral for a loan "insubstance" foreclosed only when the borrower actually surrenders the collateral to the creditor and the creditor receives physical possession of the borrower's assets.

Loan Fees

Origination fees and direct costs associated with lending were netted and amortized to interest income as an adjustment to yield over the respective lives of the loans using the interest method.

Deferred Profit on Equity Participation

Deferred profit on equity participation represented the Partnership's portion of equity from real estate loans/investments that was earned, but had not yet been paid by the borrower. Generally, revenue is recognized when collection of the deferred profit becomes assured. No deferred profit was recognized during 1995, 1996 and 1997. Both the loan and associated deferred profit were charged off during 1998.

                                   F-11
Income Taxes

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

The following is a recap of current and cumulative temporary differences between income for generally accepted accounting principles ("GAAP") and taxable earnings:

Current Temporary
  Differences                 Partnership         Corporations       Total
                              (Unaudited)         (Unaudited)     (Unaudited)
------------------------------------------------------------------------------
GAAP loss for the year
  ended December 31, 1999   $   (114,000)      $     (1,000)      $  (115,000)
Accrued expenses deducted
  using the cash method              ---             (1,000)           (1,000)
Minority interest share of
  losses not taxable              (4,000)               ---            (4,000)
------------------------------------------------------------------------------
Taxable (loss) for
  the year ended
  December 31, 1999         $   (118,000)      $     (2,000)      $  (120,000)
==============================================================================
Taxable loss allocable to
  General Partners          $        ---
==============================================================================
Taxable loss per
  limited partner unit      $      (3.05)
==============================================================================

There were no cumulative temporary differences as of December 31, 1999.

The subsidiary corporations are subject to taxation and account for income taxes under an asset liability approach to establishing deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the corporations' assets and liabilities. None of the subsidiary corporations have paid any income taxes since their respective formations and all of them have had net deferred tax assets which have been fully offset by valuation allowances as of December 31, 1999, 1998 and 1997. Accordingly, no tax expense or benefit has been recorded by these corporations during the three years ended December 31, 1999. Since these corporations were almost entirely liquidated as of December 31, 1999, it is unlikely that future consolidated financial statements will reflect any material income tax expense in the future.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents includes cash and interest-bearing deposits with original maturities of three months or less.
                                      F-12
Net Loss Per Limited Partnership Unit

Net loss per limited partnership unit for financial statement purposes was based on the weighted average number of limited partnership units outstanding of 38,729 in 1999, 1998 and 1997.


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

Cash and Cash Equivalents

The carrying amount, which is cost, is assumed to be the fair value because of the liquidity of these instruments. As of December 31, 1999, the Partnership had bank deposits at four different banks whose deposits are federally insured. Approximately $763,000 of the Partnership's cash and cash equivalent balance as of that same date was in excess of maximum balances covered by such insurance.

Due From Unconsolidated Investee, Accounts Payable and Accrued Liabilities

Carrying amounts approximate fair value because of the short-term maturity of these instruments, or they are due on demand.

                                      F-13
Real Estate Loans Receivable - Earning

The net carrying value of the real estate loans receivable, earning, is estimated to be fair value. Management believes the loans outstanding at December 31, 1999 and 1998 were not impaired, were adequately secured and bear or bore a market rate of interest. Additionally, the remaining loan matures in less than one year. Accordingly, the loans were carried at their face values.


Real Estate Loans Receivable from Unconsolidated Investee - Earning and
  Nonearning

The net fair value of loans from unconsolidated investee is not estimable due to the uncertainty of the amounts and timing of future payments to be made.

(3)  ALLOWANCE FOR  POSSIBLE LOSSES

Changes in the allowance for possible loan losses are as follows:

                                1999               1998            1997
-----------------------------------------------------------------------------
Balance at
  beginning of year         $      ---        $  714,000         $   982,000
Loans charged-off                  ---          (569,000)                ---
Provision for
  (recovery of)
  loan losses                      ---          (145,000)           (268,000)
-----------------------------------------------------------------------------
Balance at end of year      $      ---        $      ---         $   714,000
=============================================================================

At December 31, 1999, there was one loan to an unconsolidated investee which was considered impaired and for which there is no related allowance for possible loan losses at December 31, 1999. However, as discussed in note 5, the unconsolidated investee has recorded substantial operating losses and the Partnership's proportionate share of the losses in unconsolidated investee has reduced the net carrying value of this loan to $-0- as of December 31, 1999. There were additional investments of $-0-, $209,000 and $255,000 in impaired loans during the years ended December 31, 1999, 1998 and 1997, respectively. For the years ended December 31, 1999, 1998 and 1997, the Partnership recognized interest income on these impaired loans of $-0-, $349,000, and $96,000, respectively. For the year ended December 31, 1998, the Partnership recognized $311,000 in interest income using the cash basis method of income. There was no interest income recognized using the cash basis method of income during the years ended December 31, 1999 and 1997.






                                      F-14
 (4)  ALLOWANCE FOR POSSIBLE LOSSES ON REAL ESTATE OWNED

Changes in the allowance for possible losses on real estate owned are as follows:

                                1999               1998            1997
-----------------------------------------------------------------------------
Balance at
  beginning of year         $      ---      $ $2,354,000         $ 4,101,000
Provision for losses,
  net of recoveries                ---           300,000                 ---
Real estate owned
  charged-off                      ---        (2,654,000)         (1,747,000)
-----------------------------------------------------------------------------
Balance at end of year      $      ---      $        ---         $ 2,354,000
=============================================================================

(5)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, CC is entitled to receive from the Partnership mortgage investment servicing fees for loans serviced equal to an annual rate of 1/4 of 1 percent of the committed amounts to be funded by the Partnership. The Partnership incurred and paid $-0-, $2,000 and $4,000 of mortgage investment servicing fees to CC in 1999, 1998 and 1997, respectively.

As discussed in note 1, the Partnership owns 50 percent of the stock of LCR, a corporation which has not been consolidated in the accompanying financial statements. The balance of stock in this corporation is owned by Centennial Mortgage Income Fund II ("CMIF II"), an affiliate. LCR invested in a joint venture, Silverwood Homes ("Silverwood") which has constructed homes. The Partnership has participated in making several loans to this corporation and this joint venture. Under the equity method of accounting, these loans are a component of the Partnership's investment in LCR, and therefore the Partnership has recorded losses by LCR as a reduction of the carrying value of these loans receivable. All but two of these loans were charged off in 1998. One of the remaining two loans was repaid in 1999.

A summary of the real estate loan receivable from unconsolidated investee as of December 31, 1999 is as follows:

                                                                     Net
                                    Principal      Losses          Carrying
                                     Balance       Offset           Value
----------------------------------------------------------------------------
50 percent interest in
  unsecured loan
  from Silverwood              $ 11,000           $   11,000        $     ---
------------------------------------------------------------------------------
Total                          $ 11,000           $   11,000        $     ---
------------------------------------------------------------------------------

                                      F-15
A summary of the real estate loans receivable from unconsolidated investee as of December 31, 1998 is as follows:

                                                                     Net
                                    Principal      Losses          Carrying
                                     Balance       Offset           Value
----------------------------------------------------------------------------
Unsecured note
  receivable from LCR (a)     $      ---          $     ---        $      ---

50 percent interest
  in unsecured note
  receivable from LCR (a)            ---                ---               ---

50 percent interest in
  development loan secured
  by a first trust deed from
  Silverwood (a)                     ---                ---               ---

50 percent interest in
  construction loan secured
  by a first trust deed
  from Silverwood                 23,000             11,000            12,000

Construction loan secured
  by a first trust deed
  from Silverwood                 88,000                ---            88,000
------------------------------------------------------------------------------
Total                         $  111,000          $  11,000        $  100,000
------------------------------------------------------------------------------

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





                                      F-16
The consolidated balance sheets and statements of operations of LCR have not been consolidated in the Partnership's financial statements. The Partnership accounts for its investment in this corporation using the equity method. The following represents condensed financial information for LCR at December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997:

                              LCR Development, Inc.
                          Consolidated Balance Sheets

                                      December 31,          December 31,
  Assets                                  1999                 1998
-------------------------------------------------------------------------
Cash                                    $     8,000           $    11,000
Restricted cash                              10,000                20,000

Real estate owned                               ---               119,000
Less allowance for losses on real
  estate investments                            ---                17,000
--------------------------------------------------------------------------
Net real estate owned                           ---               102,000

--------------------------------------------------------------------------
                                        $    18,000           $   133,000
==========================================================================

  Liabilities and Stockholders' Deficit
--------------------------------------------------------------------------
Notes payable to affiliates:
    CMIF                                $ 2,782,000           $ 2,882,000
    CMIF II                               1,537,000             1,549,000
--------------------------------------------------------------------------
Total notes payable                       4,319,000             4,431,000
Accounts payable
  and accrued liabilities                     4,000                12,000
Interest payable to affiliates            2,192,000             1,837,000
Payable to affiliates                         9,000                 5,000
--------------------------------------------------------------------------
Total liabilities                         6,524,000             6,285,000

Stockholders' deficit                    (6,506,000)           (6,152,000)
--------------------------------------------------------------------------
                                        $    18,000           $   133,000
==========================================================================










                                      F-17
                         LCR Development, Inc.
                   Consolidated Statements of Operations

               Years ended December 31, 1999, 1998 and 1997

                                        1999           1998          1997
-----------------------------------------------------------------------------
Revenues
  Housing sales                     $   123,000    $ 1,509,000    $   834,000
  Sale of finished lots                     ---      1,499,000            ---
------------------------------------------------------------------------------
                                        123,000      3,008,000        834,000
------------------------------------------------------------------------------

Costs and expenses
  Cost of housing sales                 118,000      1,437,000        852,000
  Cost of sale of
   finished lots                            ---      1,514,000            ---
  Provision for losses on
   real estate owned                        ---        216,000        207,000
  Selling and
   marketing expenses                       ---         66,000        131,000
  General and
   administrative                         1,000         24,000         64,000
------------------------------------------------------------------------------
                                        119,000      3,257,000      1,254,000
------------------------------------------------------------------------------
Operating income (loss)                   4,000       (249,000)      (420,000)
Interest expense                        357,000        403,000        361,000
------------------------------------------------------------------------------
Net loss                            $  (353,000)   $  (652,000)   $  (781,000)
==============================================================================
Interest not included
  in share of losses                   (354,000)      (460,000)      (532,000)
------------------------------------------------------------------------------
Allocable net income (loss)         $     1,000  $    (192,000)   $  (249,000)
==============================================================================
Share of income (loss)
  recorded                          $       ---   $    (96,000)   $  (125,000)
==============================================================================

Although the Partnership owns a 50 percent interest in LCR, it holds more than 50 percent of LCR's debt. Since the Partnership made a $1,250,000 unsecured loan to LCR, the Partnership was allocated losses to the extent of the unsecured loan and remaining losses were allocated 50 percent to the Partnership and 50 percent to CMIF II during 1996. Additionally, the Partnership and CMIF II have not recorded interest income in connection with the $2,192,000 of accrued interest payable to affiliates by LCR and Silverwood. Accordingly, the Partnership has not recorded its share of losses from LCR to the extent that it represents this nonaccrued interest income.


                                      F-18

                  Difference of Allocation of Share of Losses
                                                      1999
------------------------------------------------------------------------------
The Partnership's 50 percent share
  of LCR's stockholders' deficit
  at December 31, 1999                              $(3,253,000)

Cumulative interest payable by LCR
  to the Partnership not accrued as
  income by the Partnership                           1,096,000

Loans receivable considered as part
  of the Partnership's investment (a)                 2,782,000

Disproportionate loss allocation                       (625,000)
------------------------------------------------------------------------------
Net loans receivable                                $       ---
==============================================================================

(a) The partnership has charged off $2,771,000 of these loans.

The Partnership reimburses the general partner for salaries and related expenses incurred on behalf of the Partnership for services such as legal, clerical, accounting, property management and other administrative functions. The general partners and affiliates charged $137,000, $242,000 and $244,000 for such services in 1999, 1998 and 1997, respectively. The Partnership also accrued an additional $25,000 and $74,000 in severance costs paid to the corporate general partner's employees as general and administrative, affiliates expense during 1999 and 1998, respectively. These amounts were paid pursuant to employment contracts that were entered into by the general partner in order to ensure that the Partnership and several affiliated partnerships would have an adequate staff of employees with knowledge of the partnerships business to complete the liquidation of their assets.

During 1999, 1998 and 1997, the Partnership maintained interest-bearing deposits with Sunwest Bank, an affiliate of the general partners through March 1999. The balances at December 31, 1998 and 1997 were $1,752,000 and $2,000, respectively. Interest earned on such deposits for the three months ended March 31, 1999 and the years ended December 31, 1998 and 1997 was $6,000, $17,000 and $13,000, respectively.

In July 1997, the auto retail center in Corona, California was sold by Grand Plaza Auto Retail, Inc. ("Grand Plaza"), a consolidated subsidiary corporation of the Partnership. The Partnership owned an 86.7 percent interest in Grand Plaza with the balance of 13.3 percent owned by Centennial Mortgage Income Fund III ("CMIF III") an affiliate. Both the Partnership and CMIF III had made loans to Grand Plaza prior to the sale that exceeded the value of the assets held by it. CMIF III's share of these loans had been reduced by its share of Grand Plaza's operating losses, with the net amount having been shown as notes and interest payable to affiliates in the Partnership's consolidated financial statements. Grand Plaza realized $935,000 in net cash proceeds from the sale of the property. Grand Plaza charged off $1,665,000 of its
                                      F-19
$2,600,000 carrying value of the property against its allowance for losses on real estate owned and recorded a $6,000 loss on the sale. The net sales proceeds were used to pay a portion of the notes payable by Grand Plaza to the Partnership and CMIF III. CMIF III's share of the proceeds was $123,000.
In December 1998, the 19 acres in Sacramento was sold by BNN for $1,300,000 net of selling costs. BNN recorded a $57,000 gain on sale of the property after charging off its previously recorded $1,579,000 allowance for losses against the cost basis of the property. BNN also recorded a $445,000 provision for losses during the third quarter of 1998 and $120,000 in expenses associated with non-operating real estate owned incurred throughout 1998. The Partnership owns an interest in BNN with an affiliated entity CMIF III. At December 31, 1998, the ownership percentages were 86.25 for the Partnership and 13.75 for CMIF III. CMIF III's share of BNN's net loss for 1998 was $67,000 and CMIF III funded $136,000 in additional advances under its loan to BNN during 1998. CMIF III received $179,000 of the cash proceeds from the sale as a partial payment of its note receivable and interest due from BNN. Notes payable and interest payable to affiliates at December 31, 1998 and 1997 includes $13,000 and $473,000, respectively, and the Partnership had recorded $11,000 and $361,000, respectively, of minority interest in cumulative losses from this corporate joint venture against the note payable to affiliates balance as of the same dates. The notes payable to affiliates balance at December 31, 1998 reflects CMIF III's share of the remaining note payable by the corporation to the Partnership and CMIF III which was repaid in 1999.

 (6)  REAL ESTATE OWNED

The following is a summary of consolidated real estate owned for the years ended December 31, 1999, 1998 and 1997:

                                          1999          1998          1997
------------------------------------------------------------------------------
Balance at beginning  of year        $       ---   $ 8,490,000    $11,360,000
Additions during period:
  Improvements                               ---       300,000            ---
Deduction during period:
  Real estate sold                           ---    (6,136,000)    (1,123,000)
  Chargeoffs                                 ---    (2,654,000)    (1,747,000)
------------------------------------------------------------------------------
Balance at year end                  $       ---   $       ---    $ 8,490,000
==============================================================================

 (7)  CONTINGENCIES

Unbeknownst to the Partnership, on July 19, 1996, a default was entered against the Partnership for failure to respond to a complaint filed on July 17, 1995 in the San Bernardino Superior Court, entitled Henry Yong Lim et al - vs.- Cardinal Security, et al and allegedly served on the Partnership in May 1996. As shown by the proofs of service, the complaint was served on the wrong party in 1996. The Partnership first became aware of its involvement in this lawsuit in September 1997 when it received copies of requests for entry

                                      F-20
of default judgement totaling approximately $1,000,000. The judgements involved both economic and non-economic damages and injuries allegedly suffered by the plaintiffs as a result of an altercation between the plaintiffs, other third parties and security guards employed by the Partnership at its shopping center in Upland, California. The request for judgement names Centennial Mortgage Income Fund Partnership as a defendant in this action. Since the Partnership was never served with the complaint and had no other way of knowing about this action, the Partnership retained legal counsel to set aside the defaults and any default judgements which were entered, due to the lack of proper service and notice. The Partnership also tendered this action to its liability insurance carrier for legal and liability coverage. The default judgement has been set aside and the plaintiff's appeal of the set aside ruling has been denied by the Court. The Court has also ruled that the prior jury found 0% liability as to the Partnership for non-economic damages and that the plaintiffs can only proceed to trial against the Partnership for recovery of economic damages. Based upon evidence presented at the prior trial, Management believes that these economic damages should not exceed $40,000. Management intends to vigorously defend any future actions related to this matter. Management believes that even if the plaintiff's prevail in these actions, the Partnership's insurance coverage and/or the security company's insurance carrier should prevent the Partnership from suffering a material loss from these proceedings.

There are no other material pending legal proceedings other than ordinary routine litigation incidental to the Partnership's business. Based on part of advice of legal counsel, management does not believe that the results of any of these matters will have a material impact on the Partnership's financial position or results of operations.


























                          CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                         A Limited Partnership

                                      MORTGAGE LOANS ON REAL ESTATE
                                           December 31, 1999

                                                                                                SCHEDULE IV

                                                                                                Principal
                                                                                                 Amount
                                                                                                 of Loan
                                                                                   Carrying     Subject to
                                 Final         Periodic                   Face     Amount of    Delinquent
                    Interest    Maturity        Payment        Prior    Amount of  Mortgages   Principal or
Description           Rate        Date           Terms         Liens    Mortgages     <F1>      or Interest
------------------------------------------------------------------------------------------------------------
Note secured by:

50 percent interest                           Interest only
  in First Trust                             Balloon payments
  Deed on 157 lots                           of $325,000 and           $1,070,000     $ 541,000     $325,000
  in Lancaster, CA    8% Fixed  4/23/00      $745,000 due in    None  (50%--$535,000)
                                                July 1999
                                              and April 2000

50 percent interest                             P +I due at              $21,000         11,000       21,000
  in unsecured note   Prime +1%  7/1/98          maturity      None   (50% - 11,000)


Loss from unconsolidated investee                                                       (11,000)

-------------------------------------------------------------------------------------------------------------

                                                                                      $ 541,000     $346,000
-------------------------------------------------------------------------------------------------------------

<F1> Aggregate cost for Federal Income Tax purposes is $541,000 at December 31, 1999.

                 CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                              A Limited Partnership

                          MORTGAGE LOANS ON REAL ESTATE
                                   (Continued)
                                 December 31, 1999

                                                       SCHEDULE IV (CONTINUED)

The following is a summary of activity for the years ended December 1999, 1998 and 1997.

                                   1999             1998             1997
------------------------------------------------------------------------------
Balance at beginning of year   $    782,000     $  3,847,000     $  3,297,000
  Additions during period:
  New mortgage loans/
   disbursements                      1,000          229,000          991,000
  Other - Interest reserve,
   amortization and transfer
   from accrued interest                ---           14,000           39,000
Deductions during period:
  Collections of principal         (242,000)      (2,354,000)        (355,000)
  Charge-offs                           ---         (569,000)             ---
  Offset against deferred profit
   on equity participation                          (289,000)             ---
  Losses from unconsolidated
   investees                                         (96,000)        (125,000)
------------------------------------------------------------------------------
Balance at year end            $    541,000     $    782,000     $  3,847,000
==============================================================================

























                 See accompanying independent auditors' report.
                                     F-23










                          LCR DEVELOPMENT, INC.

                        A California Corporation

                    Consolidated Financial Statements
                       December 31, 1998 and 1997
               (with Independent Auditors' Report Thereon)







































                      LCR DEVELOPMENT, INC.

                    A California Corporation


            Index to Consolidated Financial Statements


Consolidated Financial Statements                            Page

Independent Auditors' Report .............................   F-26

Consolidated Balance Sheet --
 December 31, 1998 .......................................   F-27

Consolidated Statements of Operations --
   Years ended December 31, 1998 and 1997 ................   F-28

Consolidated Statements of Stockholders' Equity (Deficit)
   Years ended December 31, 1998 and 1997 ................   F-29

Consolidated Statements of Cash Flows --
   Years ended December 31, 1998 and 1997 ................   F-30

Notes to Consolidated Financial Statements ...............   F-32































                   INDEPENDENT AUDITORS' REPORT

The Board of Directors
LCR Development, Inc.:

We have audited the consolidated balance sheet of LCR Development, Inc. and subsidiary (the "Company") as of December 31, 1998 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LCR Development, Inc. and subsidiary as of December 31, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

                              KPMG LLP
Orange County, California
March 19, 1999












                           LCR Development, Inc.
                        Consolidated Balance Sheet

                                                           December 31,
  Assets                                                       1998
----------------------------------------------------------------------
Cash                                                       $    11,000
Restricted cash                                                 20,000

Real estate owned (note 5)                                     119,000
Less allowance for losses on
  real estate investments (note 4)                              17,000
----------------------------------------------------------------------
Net real estate owned                                          102,000

----------------------------------------------------------------------
                                                           $   133,000
======================================================================


  Liabilities and Stockholders' Equity (Deficit)
----------------------------------------------------------------------
Notes payable to affiliates:
  CMIF                                                     $ 2,882,000
  CMIF II                                                    1,549,000
----------------------------------------------------------------------
Total notes payable (note 7)                                 4,431,000

Accounts payable and accrued liabilities                        12,000
Interest payable to affiliates                               1,837,000
Payable to affiliates (note 6)                                   5,000
----------------------------------------------------------------------
Total liabilities                                            6,285,000
----------------------------------------------------------------------
Stockholders' equity (deficit)
  Common stock, no par value; 300
  shares authorized; 300 shares issued
  and outstanding                                                3,000
  Accumulated deficit                                       (6,155,000)
----------------------------------------------------------------------
    Total stockholders'
      equity (deficit)                                      (6,152,000)
Contingencies (Note 9)
Uncertainties (Note 2)
----------------------------------------------------------------------
                                                           $   133,000
======================================================================


    See accompanying notes to consolidated financial statements

                                 F-27
                           LCR Development, Inc.
                    Consolidated Statements of Operations

                   Years ended December 31, 1998 and 1997

                                                  1998        1997
----------------------------------------------------------------------
Revenues
  Housing sales                              $ 1,509,000  $   834,000
  Sale of finished lots                        1,499,000          ---
----------------------------------------------------------------------
                                               3,008,000      834,000
----------------------------------------------------------------------

Costs and expenses
  Cost of housing sales                        1,437,000      852,000
  Cost of finished
   lots sold                                   1,514,000          ---
  Provision for
   losses on real
   estate owned (note 4)                         216,000      207,000
  Selling and
   marketing expenses                             66,000      131,000
  General and
   administrative                                 24,000       64,000
----------------------------------------------------------------------
                                               3,257,000    1,254,000
----------------------------------------------------------------------
Operating loss                                  (249,000)    (420,000)
Interest expense (note 5)                        403,000      361,000
----------------------------------------------------------------------
Loss before income taxes                     $  (652,000) $  (781,000)
----------------------------------------------------------------------
Income taxes (note 8)                                ---          ---
----------------------------------------------------------------------
Net loss                                     $  (652,000) $  (781,000)
======================================================================
Net loss per common share                    $    (2,173) $    (2,603)
======================================================================
Weighted average
  number of common
  shares outstanding                                 300          300
======================================================================








    See accompanying notes to consolidated financial statements
                                 F-28

                           LCR Development, Inc.
           Consolidated Statements of Stockholders' Equity (Deficit)


                 Years ended December 31, 1998 and 1997

                                                             Total
                                                         Stockholders'
                            Common        Accumulated       Equity
                             Stock          Deficit        (Deficit)
----------------------------------------------------------------------
Balance (deficit) at
  December 31, 1996              3,000      (4,722,000)    (4,719,000)

Net loss                           ---        (781,000)      (781,000)
----------------------------------------------------------------------
Balance (deficit) at
  December 31, 1997              3,000      (5,503,000)    (5,500,000)

Net loss                           ---        (652,000)      (652,000)
----------------------------------------------------------------------
Balance (deficit) at
  December 31, 1998        $     3,000    $ (6,155,000)  $ (6,152,000)
======================================================================

























    See accompanying notes to consolidated financial statements

                                 F-29

                             LCR Development, Inc.
                     Consolidated Statements of Cash Flows

                     Years ended December 31, 1998 and 1997

                                                1998          1997
----------------------------------------------------------------------
Cash flows from
 operating activities:
  Net loss                                 $  (652,000)   $  (781,000)
  Adjustments to reconcile
   net loss to cash
   provided by (used in)
   in) operating
   operating activities:
    Provision for
     possible losses                           216,000        207,000
Changes in assets
  and liabilities:
  Decrease in
   organization costs                            1,000            ---
  Decrease (increase)
   in real estate owned                      2,569,000       (500,000)
  Increase in interest payable                 460,000        532,000
  Increase (decrease) in
   accounts payable and
   accrued liabilities                         (21,000)        27,000
  Increase (decrease) in
   payable to affiliates                       (75,000)        59,000
----------------------------------------------------------------------
     Net cash provided by
      (used in) operating
      activities                             2,498,000       (456,000)
----------------------------------------------------------------------
Cash flows from investing activities -
  increase in restricted cash                  (10,000)       (10,000)
----------------------------------------------------------------------
Net cash used in investing
     activities                                (10,000)       (10,000)
----------------------------------------------------------------------













                                 F-30

                             LCR Development, Inc.
                     Consolidated Statements of Cash Flows
                                 (Continued)

                     Years ended December 31, 1998 and 1997

                                                1998          1997
----------------------------------------------------------------------
Cash flows from
  financing activities-
   Repayments of
    notes payable                           (2,740,000)           ---
   Advances received
    on notes payable                           242,000        477,000
----------------------------------------------------------------------
    Net cash (used in)
     provided by financing
     activities                             (2,498,000)       477,000
----------------------------------------------------------------------
Net increase in cash                               ---         11,000
Cash at beginning of year                       11,000            ---
----------------------------------------------------------------------
Cash at end of year                       $     11,000    $    11,000
======================================================================

Supplemental schedule of cash
  flow information - cash paid
  during the year for interest             $    64,000            ---

Supplemental schedule of noncash
  investing and financing activities -
  decrease in real estate owned
  and related allowance for losses
  due to sale of real estate owned           4,262,000         42,000

















    See accompanying notes to consolidated financial statements

                                 F-31

                             LCR DEVELOPMENT, INC.
                   Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997

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



                                  F-32
 (2)  Ability to Continue as a Going Concern

LCR and Silverwood had $6,285,000 in liabilities outstanding as of December 31, 1998 and had only $133,000 in net assets. Most of these liabilities are notes that are payable to CMIF and CMIF II who have periodically agreed to extend this debt over the past two years. The final home owned by Silverwood closed escrow in March 1999 and the proceeds from the sale were used to repay part of this debt. The remaining assets of LCR and Silverwood will be used to repay a portion of their remaining debt. It is probable that LCR and Silverwood will be unable to continue operations and that the majority of the Company's debt as of December 31, 1998 will remain unpaid. Management believes that it has made adjustments in the financial statements to reflect the probable outcome of these uncertainties.

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

Accounts Payable and Accrued Liabilities and Payable to Affiliates

The carrying value is considered to be equal to the fair value of these liabilities as they are short-term in nature.

 (4)  Allowance for Possible Losses on Real Estate Owned

Changes in the allowance for possible losses on real estate owned are as follows:

                                               1998          1997
----------------------------------------------------------------------
Balance at beginning of year               $ 4,063,000    $ 3,898,000
Real estate owned charged-off               (4,262,000)       (42,000)
Provision for losses                           216,000        207,000
----------------------------------------------------------------------
Balance at end of year                      $   17,000    $ 4,063,000
======================================================================

                                   F-33
 (5)  Real Estate Owned

Real estate owned consists of the following:

                                                               1998
----------------------------------------------------------------------
Residential lots held for  development                     $      ---
Model home complex                                                ---
Production homes under
  construction and held for sale                              119,000
----------------------------------------------------------------------
Sub-total                                                     119,000
Less: allowance for possible losses                           (17,000)
----------------------------------------------------------------------
Net real estate owned                                      $  102,000
======================================================================

Real estate owned as of December 31, 1998 consists of one substantially completed single family home that was sold in March 1999.

Interest incurred, paid and capitalized during the two years ended December 31, 1998 was as follows:


                                                1998          1997
----------------------------------------------------------------------
Interest incurred                           $   524,000    $  568,000
Interest capitalized                           (121,000)     (207,000)
----------------------------------------------------------------------
Interest expensed                           $   403,000    $  361,000
======================================================================

Interest paid                               $    64,000    $      ---

(6) Transactions with Affiliates

The general partners of CMIF and CMIF II beneficially own a controlling interest in Home Devco. Under the provisions of the Partnership Agreement, Home Devco is entitled to receive from LCR reimbursement of onsite supervision costs and certain general and administrative costs equal to 3 percent of budgeted gross proceeds or a maximum of $20,000 per month. Home Devco is entitled to receive a minimum fee of $7,500 per month under the agreement, as amended. LCR paid $25,000 and $60,000 of these costs to Home Devco and affiliates for the years ended December 31, 1998 and 1997, respectively.

Funds were advanced from CMIF and CMIF II to meet operating expenses and fund options on the prospective home sales. The advances were repaid from sales proceeds during 1998. The balance at December 31, 1997 was $75,000.



                                   F-34
 (7) Notes Payable to Affiliates

Notes payable to affiliates consist of the following:
                                                    (dollars in thousands)
                                                           December 31,
                                                               1998
-----------------------------------------------------------------------
Unsecured note payable to
  CMIF and CMIF II related to 179 lots
  in Lancaster, CA with principal and
  interest payable at maturity; interest
  rate of 7.75% fixed; matured
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

Note payable to CMIF and CMIF II
  originally secured by first trust
  deed on 9 lots in Lancaster, CA
  with principal and interest due at
  maturity; interest at Prime + 1%;
  matured July 1, 1998.                                            45

Note payable to CMIF originally
  secured by first trust deed on 9
  lots in Lancaster , CA with principal
  and interest due at maturity;
  interest at Prime + 1%; maturing
  January 1, 1999.                                                 88

----------------------------------------------------------------------
  Total notes payable                                        $  4,431
======================================================================

All notes payable are past due as of December 31, 1998 or become due during 1999.



                                   F-35

 (8) Income Taxes

LCR and Silverwood file separate Federal and State income tax returns. LCR and Silverwood have been consolidated for the following schedules.

A reconciliation of income tax expense (benefit) at the Federal statutory rate of 34% to LCR's and Silverwood's provision for taxes is as follows:

                                               1998          1997
----------------------------------------------------------------------
Income tax benefit at
 the statutory rate                        $  (180,000)   $  (266,000)
State tax benefit, net
 of Federal tax benefit                        (34,000)       (48,000)
Valuation allowance                            112,000        308,000
Other                                          110,000          6,000
----------------------------------------------------------------------
Total                               ---            ---            ---
======================================================================

As of December 31, 1998, LCR and Silverwood have net operating loss carryforwards of approximately $4,007,000, expiring at various dates through 2013.

The components of the consolidated net deferred tax asset at December 31, 1998 and 1997 are as follows:

                                               1998          1997
----------------------------------------------------------------------
Net operating loss
 carryforwards                             $ 1,485,000    $   156,000
Chargeoffs of real
 estate not yet
 deductible                                    442,000            ---
Provision for losses
 on real estate                                  7,000      1,629,000
Capitalized interest                             1,000         38,000
Interest not
 deductible until paid                         370,000        291,000
Section 263A expenses               ---            ---         80,000
----------------------------------------------------------------------
Total deferred
  tax asset                                  2,306,000      2,194,000

Less valuation
 allowance                                  (2,306,000)    (2,194,000)
----------------------------------------------------------------------
Net asset recorded          $       ---    $       ---    $       ---
======================================================================

                                   F-36
The net increases in the total valuation allowances for the years ended December 31, 1998 and 1997 were $151,000 and $308,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based upon the losses of LCR and Silverwood, management has determined that part or all of the consolidated deferred tax assets may not be realized in the future. Accordingly, management has provided a valuation allowance against the value of the deferred tax asset.

 (9) Contingencies

There are no pending legal proceedings of which the Company is aware.








































                                   F-37