Form 10-Q
period 2000-03-31
CENTENNIAL MORTGAGE INCOME FUND
filed 2000-05-15
CIK 736980

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


          [X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 2000
                                    or


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

                           Consolidated Balance Sheets

                       March 31, 2000 and December 31, 1999

                                                  March 31,       December 31,
    ASSETS                                           2000             1999
                                                 (Unaudited)
------------------------------------------------------------------------------
Cash and cash equivalents                       $  1,114,000      $  1,124,000
Real estate loans
  receivable, earning (note 3)                       541,000           541,000
Other assets, net                                     16,000               ---
Due from unconsolidated investee                      10,000             7,000
------------------------------------------------------------------------------
                                               $   1,681,000     $   1,672,000
==============================================================================


LIABILITIES AND PARTNERS' EQUITY
------------------------------------------------------------------------------
Accounts payable and
  accrued liabilities                          $      33,000     $     12,000

Partners' equity (deficit)
  -- 38,729 limited partnership
  units outstanding at March 31, 2000
  and December 31, 1999
    General partners                                (132,000)        (132,000)
    Limited partners                               1,780,000        1,792,000
------------------------------------------------------------------------------
    Total partners' equity                         1,648,000        1,660,000

Contingencies (note 5)
------------------------------------------------------------------------------
                                               $   1,681,000     $  1,672,000
==============================================================================






        See accompanying notes to consolidated financial statements
                                     1

               CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                            A Limited Partnership

                   Consolidated Statements of Operations

             For the three months ended March 31, 2000 and 1999

                                               2000              1999
                                            (Unaudited)       (Unaudited)
-------------------------------------------------------------------------

Revenue:

Interest income on loans to nonaffiliates,
  including fees                            $   11,000       $   14,000
Interest income on loans to
  unconsolidated investee, including fees          ---            3,000
Interest on interest-
  bearing deposits                              12,000           32,000
Other                                            3,000              ---
-------------------------------------------------------------------------
    Total revenue                               26,000           49,000
-------------------------------------------------------------------------

Expenses:

Expenses associated with non-operating
  real estate owned                                ---            2,000
General and administrative, affiliates          23,000           96,000
General and administrative,
  nonaffiliates                                 15,000           26,000
------------------------------------------------------------------------
    Total expenses                              38,000          124,000
------------------------------------------------------------------------
  Net loss                                 $   (12,000)     $   (75,000)
========================================================================
Net loss per limited
  partnership unit - basic and diluted     $      (.31)     $     (1.94)
========================================================================











       See accompanying notes to consolidated financial statements
                                   2

             CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                         A Limited Partnership

                Consolidated Statement of Partners' Equity


                For the three months ended March 31, 2000


                                                                  Total
                                   General        Limited        Partners'
                                   Partners       Partners        Equity
                                 (Unaudited)    (Unaudited)    (Unaudited)
---------------------------------------------------------------------------
Balance at
  December 31, 1999             $  (132,000)   $  1,792,000   $  1,660,000

Net loss                                ---         (12,000)       (12,000)

---------------------------------------------------------------------------
Balance at
  March 31, 2000                $  (132,000)   $  1,780,000   $  1,648,000
==========================================================================



























       See accompanying notes to consolidated financial statements
                                  3

            CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                         A Limited Partnership

                  Consolidated Statements of Cash Flows

           For the three months ended March 31, 2000 and 1999

                                             2000              1999
                                          (Unaudited)       (Unaudited)
-----------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                $   (12,000)     $   (75,000)
  Adjustments to reconcile net loss
   to net cash used in
   operating activities:
Changes in assets and liabilities:
   Increase in accrued
    interest receivable                           ---           (3,000)
   Increase in other assets                   (16,000)         (14,000)
   Increase in due from affiliates             (3,000)             ---
  Increase (decrease) in accounts
    payable and accrued liabilities            21,000          (55,000)
-----------------------------------------------------------------------
     Net cash used in operating
      activities                              (10,000)        (147,000)
-----------------------------------------------------------------------
Cash flows from investing activities:
   Principal collected
    on loans                                      ---          105,000
   Decrease in due
    from unconsolidated investee                  ---          (13,000)
-----------------------------------------------------------------------
Net cash provided by
     investing activities                         ---           92,000
-----------------------------------------------------------------------
Cash flows from financing activities:
   Distribution to limited
    partners                                      ---       (3,873,000)
-----------------------------------------------------------------------
Net cash used in
     financing activities                         ---       (3,873,000)
-----------------------------------------------------------------------
Net decrease in cash and
    cash equivalents                          (10,000)      (3,928,000)
Beginning cash and
  cash equivalents                          1,124,000        4,938,000
-----------------------------------------------------------------------
Ending cash and cash
  equivalents                             $ 1,114,000      $ 1,010,000
=======================================================================

        See accompanying notes to consolidated financial statements
                                   4

             CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                          A Limited Partnership

                Notes to Consolidated Financial Statements
                              (Unaudited)
                        March 31, 2000 and 1999

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

As of March 31, 2000, a majority of the loans secured by properties have been repaid or charged off.

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

Results for the three months ended March 31, 2000 and 1999 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

Information pertaining to the three months ended March 31, 2000 and 1999 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

The condensed consolidated financial statements do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Notes to consolidated financial statements included in Form 10-K for the year ended December 31, 1999 on file with the Securities and Exchange Commission, provide additional disclosures and a further description of accounting policies.

Financial Information about Industry Segments

Given that the Partnership is in the process of liquidation, the Partnership has identified only one operating business segment which is the business of asset liquidation.
                                   5
Net loss per Limited Partnership Unit

Net income (loss) per limited partnership unit for financial statement purposes was based on the weighted average number of limited partnership units outstanding of 38,729 for all periods presented.

 (3) REAL ESTATE LOANS RECEIVABLE, EARNING

Real estate loans receivable, earning consists of a single note as of March 31, 2000. Since this note matured on April 21, 2000 and the borrower failed to payoff the note when due, the Partnership has sent a demand letter for payoff to the borrower. The note is secured by a first trust deed on 157 lots in Lancaster, California and the Partnership has the right to commence foreclosure proceedings against these lots if the borrower fails to payoff this note. Management believes that the value of the lots is sufficient to protect the Partnership from incurring any loss related to this note.

 (4)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not yet received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners during the three months ended March 31, 2000 or 1999.

 (5) CONTINGENCIES

Unbeknownst to the Partnership, on July 19, 1996, a default was entered against the Partnership for failure to respond to a complaint filed on July 17, 1995 in the San Bernardino Superior Court, entitled Henry Yong Lim et al - vs.- Cardinal Security, et al and allegedly served on the Partnership in May 1996. As shown by the proofs of service, the complaint was served on the wrong party in 1996. The Partnership first became aware of its involvement in this lawsuit in September 1997 when it received copies of requests for entry of default judgement totaling approximately $1,000,000. The judgements involved both economic and non-economic damages and injuries allegedly suffered by the plaintiffs as a result of an altercation between the plaintiffs, other third parties and security guards employed by the Partnership at its shopping center in Upland, California. The request for judgement names Centennial Mortgage Income Fund Partnership as a defendant in this action. Since the Partnership was never served with the complaint and had no other way of knowing about this action, the Partnership retained legal counsel to set aside the defaults and any default judgements which were entered, due to the lack of proper service and notice. The Partnership also tendered this action to its liability insurance carrier for legal and

                                   6
liability coverage. The default judgement has been set aside and the plaintiff's appeal of the set aside ruling has been denied by the Court. The Court has also ruled that the prior jury found 0% liability as to the Partnership for non-economic damages and that the plaintiffs can only proceed to trial against the Partnership for recovery of economic damages. Based upon evidence presented at the prior trial, Management believes that these economic damages should not exceed $40,000. Management intends to vigorously defend any future actions related to this matter. Management believes that even if the plaintiff's prevail in these actions, the Partnership's insurance coverage and/or the security company's insurance carrier should prevent the Partnership from suffering a material loss from these proceedings.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Partnership had net losses and net losses per limited partnership unit of $(12,000) and $(.31) for the three months ended March 31, 2000 and $(75,000) and $(1.94) for the three months ended March 31, 1999, respectively.

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

Risks of the year 2000 Issue

The Partnership is in the process of liquidating its remaining assets. As of March 31, 2000, the Partnership held only cash and cash equivalents, a single note secured by real estate, and $26,000 in other non-cash assets. In light of these circumstances, the Partnership made only the absolutely necessary modifications to existing software which were necessitated by the year 2000 issues. The cost of these modifications was less than $10,000.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Partnership had $1,114,000 in cash and interest-bearing deposits. The Partnership had no unfunded loan commitments at March 31, 2000. During the first quarter of 2000, the Partnership's principal sources of cash were $23,000 in interest income on interest bearing deposits and notes receivable. The Partnership's principal uses of cash during the first quarter of 2000 were approximately $33,000 in general and administrative costs. The Partnership's principal future capital requirements are expected to be general and administrative costs.

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

As a result of the substantial sales activity which occurred in the fourth quarter of 1998, the general partners declared and paid a $3,873,000 cash distribution to limited partners in February 1999.

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

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income on loans to nonaffiliates decreased from $14,000 during the quarter ended March 31, 1999 to $11,000 during the quarter ended March 31, 2000. The decrease was attributable to the payoff of one of the Partnership's loans receivable during the three months ended March 31, 1999.

Interest income on loans to unconsolidated investee, including fees, totaled $-0- and $3,000 for the three months ended March 31, 2000 and 1999, respectively. Interest income on loans to unconsolidated investee represents interest earned on loans to an unconsolidated subsidiary. The decrease for 2000 is due to a decrease in the outstanding loan balances to this affiliate.

Interest earned on interest-bearing deposits totaled $12,000 and $32,000 for the three months ended March 31, 2000 and 1999, respectively. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. The decrease in income on interest-bearing deposits is principally due to decreased average cash balances for the three months ended March 31, 2000.
The decline in average cash balances resulted from a $3.9 million distribution to limited partners during February 1999.

OTHER EXPENSES

Expenses associated with non-operating real estate owned were $-0- and $2,000 for the three months ended March 31, 2000 and 1999, respectively. The expenses relate to the 19 acres in Sacramento and the condominiums in Oxnard. These real estate assets were sold in the fourth quarter of 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, affiliates totaled $23,000 and $96,000, respectively, for the three months ended March 31, 2000 and 1999. These expenses are primarily salary allocation reimbursements paid to affiliates. The decrease from 1999 to 2000 is due to the termination of five employment contracts effective March 31, 1999.

General and administrative expenses, nonaffiliates totaled $15,000 and $26,000 for the three months ended March 31, 2000 and 1999, respectively. These expenses consist of other costs associated with the administration of the Partnership. The decrease for 2000 is primarily due to a decrease in professional fees.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership does not invest in any derivative financial instruments or enter into any activities involving foreign currencies, its market risk associated with financial instruments is limited to the effect that changing domestic interest rates might have on the fair value of its bank deposits and notes receivable.

As of March 31, 2000, the Partnership held bank deposits with carrying values totaling $1,114,000 and fixed rate mortgage notes receivable with carrying values totaling $541,000. The bank deposits and fixed rate moartgage notes all had maturities of less than ninety days. The estimated fair value of all of these assets was estimated to be equal to their carrying values as of March 31, 2000. Increasing interest rates could have an adverse effect on the fair value of the Partnership's fixed rate notes receivable and/or the value of the underlying real estate collateral which secure the Partnership's notes receivable.

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

The Partnership had no interest bearing indebtedness outstanding as of March 31, 2000. Accordingly, the Partnership is not exposed to any market risk associated with its liabilities.

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


CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
A California Limited Partnership


By:/s/John B. Joseph
_________________________________
John B. Joseph
General Partner 				May 12, 2000


By:/s/Ronald R. White
_________________________________
Ronald R. White
General Partner 				May 12, 2000


By:  CENTENNIAL CORPORATION
General Partner


/s/Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer			May 12, 2000