Form 10-Q
period 2000-06-30
CENTENNIAL MORTGAGE INCOME FUND
filed 2000-08-14
CIK 736980

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


          [X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended June 30, 2000
                                    or


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

                           Consolidated Balance Sheets

                       June 30, 2000 and December 31, 1999


                                                  June 30,       December 31,
    ASSETS                                          2000             1999
                                                 (Unaudited)
------------------------------------------------------------------------------
Cash and cash equivalents                       $  1,081,000      $  1,124,000

Real estate loans
  receivable, earning                                548,000           541,000
------------------------------------------------------------------------------
Net real estate loans receivable                     548,000           541,000
------------------------------------------------------------------------------
Other assets, net                                     12,000               ---
Due from unconsolidated investee                       8,000             7,000
------------------------------------------------------------------------------
                                               $   1,649,000     $   1,672,000
==============================================================================

LIABILITIES AND PARTNERS' EQUITY
------------------------------------------------------------------------------
Accounts payable and
  accrued liabilities                          $      13,000     $     12,000
------------------------------------------------------------------------------
   Total liabilities                                  13,000           12,000
------------------------------------------------------------------------------

Partners' equity (deficit)
  -- 38,729 limited partnership
  units outstanding at June 30, 2000
  and December 31, 1999
    General partners                                (132,000)        (132,000)
    Limited partners                               1,768,000        1,792,000
------------------------------------------------------------------------------
    Total partners' equity                         1,636,000        1,660,000

Contingencies (note 4)
------------------------------------------------------------------------------
                                               $   1,649,000     $  1,672,000
==============================================================================

        See accompanying notes to consolidated financial statements
                                     1
                CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                             A Limited Partnership

               Consolidated Statements of Operations (Unaudited)

                                Six Months             Three Months
                               Ended June 30,          Ended June 30,
                              2000       1999         2000       1999
------------------------------------------------------------------------
Revenue:
Interest income loans
  to nonaffiliates,
  including fees           $   21,000  $   27,000  $   10,000  $   13,000
Interest income on
  loans to affiliates
  including fees                  ---       3,000         ---         ---
Interest on interest-
  bearing deposits             27,000      42,000      15,000      10,000
Other                           5,000      31,000       2,000      31,000
-------------------------------------------------------------------------
   Total revenue               53,000     103,000      27,000      54,000
-------------------------------------------------------------------------
Expenses:
Expenses associated with non-
  operating real estate owned     ---       3,000         ---       1,000
General and administrative
  affiliates                   40,000     120,000      17,000      24,000
General and administrative
  nonaffiliates                37,000      47,000      22,000      21,000
-------------------------------------------------------------------------
   Total expenses              77,000     170,000      39,000      46,000
-------------------------------------------------------------------------
Net income (loss)          $  (24,000) $  (67,000) $  (12,000) $    8,000
=========================================================================

Net income (loss) per
  limited partnership unit
  -basic and diluted       $     (.62) $    (1.73) $     (.31) $      .21
=========================================================================













        See accompanying notes to consolidated financial statements
                                     2
             CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                         A Limited Partnership

                Consolidated Statement of Partners' Equity


                For the six months ended June 30, 2000


                                                                  Total
                                   General        Limited        Partners'
                                   Partners       Partners        Equity
                                 (Unaudited)    (Unaudited)    (Unaudited)
---------------------------------------------------------------------------
Balance at
  December 31, 1999             $  (132,000)   $  1,792,000   $  1,660,000

Net loss                                ---         (24,000)       (24,000)

---------------------------------------------------------------------------
Balance at
  June 30, 2000                 $  (132,000)   $  1,768,000   $  1,636,000
==========================================================================



























       See accompanying notes to consolidated financial statements
                                  3

            CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                         A Limited Partnership

                  Consolidated Statements of Cash Flows

           For the six months ended June 30, 2000 and 1999

                                             2000              1999
                                          (Unaudited)       (Unaudited)
-----------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                $   (24,000)     $   (67,000)
  Adjustments to reconcile net (loss)
   to net cash used in
   operating activities:
Changes in assets and liabilities:
   Interest accrued to
     principal on loans receivable             (7,000)             ---
   Decrease (increase) in other assets        (12,000)         282,000
   Increase in due from
    unconsolidated investee                    (1,000)             ---
  Increase (decrease) in accounts
    payable and accrued liabilities             1,000         (377,000)
-----------------------------------------------------------------------
     Net cash used in operating
      activities                              (43,000)        (162,000)
-----------------------------------------------------------------------
Cash flows from investing activities:
   Principal collected on loans                   ---          145,000
   Principal collected on loans to
    unconsolidated investee                       ---          100,000
-----------------------------------------------------------------------
Net cash provided by
     investing activities                         ---          245,000
-----------------------------------------------------------------------
Cash flows from financing activities:
   Principal payments on notes payable
    to affiliates                                 ---           (2,000)
   Distribution to limited partners               ---       (3,873,000)
-----------------------------------------------------------------------
Net cash used in
     financing activities                         ---       (3,875,000)
-----------------------------------------------------------------------
Net decrease in cash and
    cash equivalents                          (43,000)      (3,792,000)
Beginning cash and
  cash equivalents                          1,124,000        4,938,000
-----------------------------------------------------------------------
Ending cash and cash
  equivalents                             $ 1,081,000      $ 1,146,000
=======================================================================

        See accompanying notes to consolidated financial statements
                                   4
             CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                          A Limited Partnership

                Notes to Consolidated Financial Statements
                              (Unaudited)
                        June 30, 2000 and 1999

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

As of June 30, 2000, a majority of the loans secured by properties have been repaid or charged off.

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

Results for the six and three months ended June 30, 2000 and 1999 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

Information pertaining to the three months ended June 30, 2000 and 1999 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

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

                                   5
Net Income (loss) per Limited Partnership Unit

Net income (loss) per limited partnership unit for financial statement purposes was based on the weighted average number of limited partnership units outstanding of 38,729 for all periods presented.

 (3)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not yet received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners during the six months ended June 30, 2000 or 1999.

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

                                   6

There are no other material pending legal proceedings other than ordinary routine litigation incidental to the Partnership's business. Based on part of advice of legal counsel, management does not believe that the results of any of these matters will have a material impact on the Partnership's financial position or results of operations.

















































                                   7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Partnership had net income (loss) and net income (loss) per limited partnership unit of $(12,000) and $(.31) for the three months ended June 30, 2000 and $8,000 and $.21 for the three months ended June 30, 1999, respectively. The Partnership had net losses and net losses per limited partnership unit of $(24,000) and $(.62) for the six months ended June 30, 2000 and $(67,000) and $(1.73) for the six months ended June 30, 1999, respectively.


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

Risks of the year 2000 Issue

The Partnership is in the process of liquidating its remaining assets. As of June 30, 2000, the Partnership held only cash and cash equivalents, a single note secured by real estate, and $20,000 in other non-cash assets. In light of these circumstances, the Partnership made only the absolutely necessary modifications to existing software which were necessitated by the year 2000 issues. The cost of these modifications was less than $10,000.

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

                                   8
LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Partnership had $1,081,000 in cash and interest-bearing deposits. The Partnership had no unfunded loan commitments at June 30, 2000. During the first six months of 2000, the Partnership's principal sources of cash were $27,000 in interest income on interest bearing deposits and $14,000 in interest on notes receivable. The Partnership's principal uses of cash during the first six months of 2000 were approximately $87,000 in general and administrative costs. The Partnership's principal future capital requirements are expected to be general and administrative costs.

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

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income on loans to nonaffiliates decreased from $13,000 during the three months ended June 30, 1999 to $10,000 during the three months ended June 30, 2000. Interest income on loans to nonaffiliates decreased from $27,000 during the six months ended June 30, 1999 to $21,000 during the six months ended June 30, 2000. The decreases were attributable to the payoff of one of the Partnership's loans receivable during the six months ended June 30, 1999.

Interest income on loans to nonaffiliates for the six months ended June 30, 2000 was earned from a single note secured by real estate. The principal balance of this note was due in April 2000, however, as of June 30, 2000, the borrower had failed to make any principal or interest payments on the note since it matured. The Partnership owns a 50% interest in the note with the remaining interest in the note being owned by Centennial Mortgage Income Fund II, an affiliate. The Partnership commenced foreclosure proceedings under the trust deed securing the note in July 2000. Subsequently, the Partnership entered into a modification agreement with the borrower which required the

                                   9
borrower to make an immediate $50,000 principal payment, bring interest current and pay for all foreclosure proceeding costs. In addition, the modification agreement requires the borrower to make monthly interest payments, make future $50,000 principal payments in September 2000 and November 2000, and to repay the remaining balance of the note by December 28, 2000. The Partnership believes that the value of the real estate securing the note is sufficient to prevent the Partnership from suffering any material loss related to this note.

Interest income on loans to unconsolidated investee, including fees, totaled $- 0- and $3,000 for the six months ended June 30, 2000 and 1999, respectively. There was no interest income on loans to unconsolidated investee, including fees, during either the three months ended June 30, 2000 or 1999. Interest income on loans to unconsolidated investee represents interest earned on loans to an unconsolidated subsidiary. The decrease for 2000 is due to a decrease in the outstanding loan balances to this affiliate.

Interest earned on interest-bearing deposits totaled $15,000 and $10,000 for the three months ended June 30, 2000 and 1999, respectively. Interest earned on interest-bearing deposits totaled $27,000 and $42,000 for the six months ended June 30, 2000 and 1999, respectively. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. The decrease in income on interest-bearing deposits is principally due to decreased average cash balances for the three and six months ended June 30, 2000. The decline in average cash balances resulted from a $3.9 million distribution to limited partners during February 1999.

OTHER EXPENSES

Expenses associated with non-operating real estate owned were $-0- and $1,000 for the three months ended June 30, 2000 and 1999, respectively. Expenses associated with non-operating real estate owned were $-0- and $3,000 for the six months ended June 30, 2000 and 1999, respectively. The expenses relate to the 19 acres in Sacramento and the condominiums in Oxnard. These real estate assets were sold in the fourth quarter of 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, affiliates totaled $17,000 and $24,000, respectively, for the three months ended June 30, 2000 and 1999. General and administrative expenses, affiliates totaled $40,000 and $120,000, respectively, for the six months ended June 30, 2000 and 1999. These expenses are primarily salary allocation reimbursements paid to affiliates. The decrease from 1999 to 2000 is due to the termination of five employment contracts effective March 31, 1999 and the continuing decrease in time spent by employees of the general partners in managing the affairs of the Partnership.

General and administrative expenses, nonaffiliates totaled $22,000 and $21,000 for the three months ended June 30, 2000 and 1999, respectively. General and administrative expenses, nonaffiliates totaled $37,000 and $47,000 for the six months ended June 30, 2000 and 1999, respectively. These expenses consist of other costs associated with the administration of the Partnership. The decrease for six months ended June 30, 2000 is primarily due to a decrease in professional fees.


                                   10
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership does not invest in any derivative financial instruments or enter into any activities involving foreign currencies, its market risk associated with financial instruments is limited to the effect that changing domestic interest rates might have on the fair value of its bank deposits and notes receivable.
As of June 30, 2000, the Partnership held fixed rate bank deposits with carrying values totaling $1,081,000 and fixed rate mortgage notes receivable with carrying values totaling $548,000. The bank deposits and fixed rate moartgage notes all had maturities of less than ninety days. The estimated fair value of all of these assets was estimated to be equal to their carrying values as of June 30, 2000. Increasing interest rates could have an adverse effect on the fair value of the Partnership's fixed rate notes receivable and/or the value of the underlying real estate collateral which secure the Partnership's notes receivable.

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

The Partnership had no interest bearing indebtedness outstanding as of June 30, 2000. Accordingly, the Partnership is not exposed to any market risk associated with its liabilities.



























                                  11

                           PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

         See note 4 to the Consolidated Financial Statements


Item 2.  Changes in Securities

         None


Item 3.  Defaults Upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

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

            Exhibit 27. Financial Data Schedule


      (b) Reports on Form 8-K

               None







                                  12

Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
A California Limited Partnership


/s/ John B. Joseph
_________________________________
John B. Joseph
General Partner 				August 11, 2000


/s/ Ronald R. White
_________________________________
Ronald R. White
General Partner 				August 11, 2000


By:  CENTENNIAL CORPORATION
General Partner


/s/ Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer			August 11, 2000