Form 10-Q
period 2000-09-30
CENTENNIAL MORTGAGE INCOME FUND
filed 2000-11-14
CIK 736980

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


          [X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 2000
                                    or


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

                           Consolidated Balance Sheets

                     September 30, 2000 and December 31, 1999

                                                September 30,     December 31,
    ASSETS                                          2000             1999
                                                 (Unaudited)
------------------------------------------------------------------------------
Cash and cash equivalents                       $  1,109,000      $  1,124,000

Real estate loans
  receivable, earning                                485,000           541,000
------------------------------------------------------------------------------
Net real estate loans receivable                     485,000           541,000
------------------------------------------------------------------------------
Other assets, net                                      4,000               ---
Due from affiliates                                    8,000             7,000
------------------------------------------------------------------------------
                                               $   1,606,000     $   1,672,000
==============================================================================


LIABILITIES AND PARTNERS' EQUITY
------------------------------------------------------------------------------
Accounts payable and
  accrued liabilities                          $      10,000     $     12,000
------------------------------------------------------------------------------
   Total liabilities                                  10,000           12,000
------------------------------------------------------------------------------

Partners' equity (deficit)
  -- 38,729 limited partnership
  units outstanding at September 30, 2000
  and December 31, 1999
    General partners                                (132,000)        (132,000)
    Limited partners                               1,728,000        1,792,000
------------------------------------------------------------------------------
    Total partners' equity                         1,596,000        1,660,000

Contingencies (note 4)
------------------------------------------------------------------------------
                                               $   1,606,000     $  1,672,000
==============================================================================

        See accompanying notes to consolidated financial statements
                                     1
                CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                             A Limited Partnership

               Consolidated Statements of Operations (Unaudited)

                                Nine Months            Three Months
                             Ended September 30,     Ended September 30,
                              2000       1999         2000       1999
------------------------------------------------------------------------
Revenue:
Interest income on loans
  to nonaffiliates,
  including fees           $   31,000  $   38,000  $   10,000  $   11,000
Interest income on
  loans to affiliates,
  including fees                  ---       3,000         ---         ---
Interest on interest-
  bearing deposits             43,000      54,000      16,000      12,000
Other                           8,000      36,000       3,000       5,000
-------------------------------------------------------------------------
   Total revenue               82,000     131,000      29,000      28,000
-------------------------------------------------------------------------
Expenses:
Provision for possible losses  30,000         ---      30,000         ---
Expenses associated with non-
  operating real estate owned     ---       4,000         ---       1,000
General and administrative
  affiliates                   61,000     137,000      21,000      18,000
General and administrative
  nonaffiliates                55,000      77,000      18,000      30,000
-------------------------------------------------------------------------
   Total expenses             146,000     218,000      69,000      49,000
-------------------------------------------------------------------------
Net loss                   $  (64,000) $  (87,000) $  (40,000) $  (21,000)
=========================================================================

Net loss per limited
  partnership unit
  -basic and diluted       $    (1.65) $    (2.25) $    (1.03) $    (.54)
=========================================================================












        See accompanying notes to consolidated financial statements
                                     2
             CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                         A Limited Partnership

                Consolidated Statement of Partners' Equity
                              (Unaudited)

             For the nine months ended September 30, 2000


                                                                  Total
                                   General        Limited        Partners'
                                   Partners       Partners        Equity
                                 (Unaudited)    (Unaudited)    (Unaudited)
---------------------------------------------------------------------------
Balance (deficit) at
  December 31, 1999             $  (132,000)   $  1,792,000   $  1,660,000

Net loss                                ---         (64,000)       (64,000)

---------------------------------------------------------------------------
Balance at (deficit)
  September 30, 2000            $  (132,000)   $  1,728,000   $  1,596,000
==========================================================================



























       See accompanying notes to consolidated financial statements
                                  3

            CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                         A Limited Partnership

                  Consolidated Statements of Cash Flows
                            (Unaudited)

        For the nine months ended September 30, 2000 and 1999
                                             2000              1999
                                          (Unaudited)       (Unaudited)
-----------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                $   (64,000)     $   (87,000)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
   Provision for possible losses               30,000              ---
Changes in assets and liabilities:
   Decrease (increase) in other assets         (4,000)         291,000
   Increase in due from affiliates             (1,000)             ---
   Decrease in accounts
    payable and accrued liabilities            (2,000)        (379,000)
-----------------------------------------------------------------------
     Net cash used in operating
      activities                              (41,000)        (175,000)
-----------------------------------------------------------------------
Cash flows from investing activities:
   Principal collected on loans                26,000          145,000
   Principal collected on loans to
    unconsolidated investee                       ---          100,000
-----------------------------------------------------------------------
Net cash provided by
     investing activities                      26,000          245,000
-----------------------------------------------------------------------
Cash flows from financing activities:
   Principal payments on notes payable
    to affiliates                                 ---           (2,000)
   Distribution to limited partners               ---       (3,873,000)
-----------------------------------------------------------------------
Net cash used in
     financing activities                         ---       (3,875,000)
-----------------------------------------------------------------------
Net decrease in cash and
    cash equivalents                          (15,000)      (3,805,000)
Beginning cash and cash equivalents         1,124,000        4,938,000
-----------------------------------------------------------------------
Ending cash and cash equivalents          $ 1,109,000      $ 1,133,000
=======================================================================

Supplemental schedule of noncash investing
  and financing activities:
   Decrease in notes receivable as
    a result of partial chargeoff          $   30,000      $       ---

        See accompanying notes to consolidated financial statements
                                   4
             CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                          A Limited Partnership

                Notes to Consolidated Financial Statements
                              (Unaudited)
                      September 30, 2000 and 1999

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

As of September 30, 2000, a majority of the loans secured by properties have been repaid or charged off. During October 2000, the Partnership's last remaining note receivable was repaid.

As required by the Partnership Agreement, the Partnership is currently in the repayment stage, and as a result, cash proceeds from mortgage investments are no longer available for reinvestment.

(2)  BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the nine and three months ended September 30, 2000 and 1999 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

Information pertaining to the nine and three months ended September 30, 2000 and 1999 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

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

 (3)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not yet received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners during the nine months ended September 30, 2000 or 1999.

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

















































                                   7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Partnership had net losses and net losses per limited partnership unit of $(40,000) and $(1.03) for the three months ended September 30, 2000 and $(21,000) and $(.54) for the three months ended September 30, 1999, respectively. The Partnership had net losses and net losses per limited partnership unit of $(64,000) and $(1.65) for the nine months ended September 30, 2000 and $(87,000) and $(2.25) for the nine months ended September 30, 1999, respectively.


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

Risks of the year 2000 Issue

The Partnership is in the process of liquidating its remaining assets. As of September 30, 2000, the Partnership held only cash and cash equivalents, a single note secured by real estate, and $12,000 in other non-cash assets. In light of these circumstances, the Partnership made only the absolutely necessary modifications to existing software which were necessitated by the year 2000 issues. The cost of these modifications was less than $10,000.

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

At September 30, 2000, the Partnership had $1,109,000 in cash and interest-bearing deposits. The Partnership had no unfunded loan commitments at September 30, 2000. During the first nine months of 2000, the Partnership's principal sources of cash were $43,000 in interest income on interest bearing deposits, $31,000 in interest on notes receivable and $26,000 in principal payments on notes receivable. The Partnership's principal uses of cash during the first nine months of 2000 were approximately $122,000 in general and administrative costs. The Partnership's principal future capital requirements are expected to be general and administrative costs.

During October 2000, the Partnership received $485,000 in cash from the payoff of its last remaining note receivable.

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

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income on loans to nonaffiliates decreased from $11,000 during the three months ended September 30, 1999 to $10,000 during the three months ended September 30, 2000. Interest income on loans to nonaffiliates decreased from $38,000 during the nine months ended September 30, 1999 to $31,000 during the nine months ended September 30, 2000. The year to date decrease is attributable to the payoff of two of the Partnership's smaller loans receivable during the early part of 1999. These paid off loans did not generate interest income during 2000.

Interest income on loans to nonaffiliates for the nine months ended September 30, 2000 was earned from a single note secured by real estate. The Partnership owns a 50% interest in the note with the remaining interest in the note being owned by Centennial Mortgage Income Fund II, an affiliate. The
                                   9
principal balance of this note of $1,070,000 was due in April 2000, however,
the borrower failed to repay the note when it matured.   The Partnership
commenced foreclosure proceedings under the trust deed securing the note in July 2000. In August 2000, the Partnership entered into a modification agreement with the borrower which required the borrower to make an immediate $50,000 principal payment, bring interest current and pay for all foreclosure proceeding costs. In addition, the modification agreement required the borrower to make monthly interest payments, make $50,000 principal payments in September 2000 and November 2000, and to repay the remaining balance of the note by December 28, 2000.

The borrower failed to make the required payment in September 2000. During discussions with the borrower in early October, they indicated that they had an external source of funds available to repay the entire note, but only if the Partnership was willing to take a payoff amount that was $60,000 less than the face value of the note plus accrued interest. Additionally, the borrower indicated that if the Partnership did not accept this discounted payoff and instead pursued its right to foreclose under the deed of trust securing the note, the borrower would be likely to seek protection under the federal bankruptcy laws. Before deciding whether or not to accept the discounted payoff, the General Partners considered the following items: i) the length of time that it might take to pursue its rights through a bankruptcy proceeding;
ii) the risk that the Partnership might not ultimately recover the full face value of the note plus accrued interest and collection costs; and iii) the potential administrative costs of having to continue to operate the Partnership for additional time due to the extended holding period of the note. After evaluating these factors, the General Partners determined that it would be in the best interest of the limited partners to accept the discounted payoff. The Partnership received approximately $485,000 in cash from the payoff of the note in October 2000. The Partnership reduced its carrying value of the note by $30,000 (1/2 of the total discount) as of September 30, 2000 to reflect this agreement and charged the write down to provision for possible losses.

Interest income on loans to unconsolidated investee, including fees, totaled $-0- and $3,000 for the nine months ended September 30, 2000 and 1999, respectively. There was no interest income on loans to unconsolidated investee, including fees, during either the three months ended September 30, 2000 or 1999. Interest income on loans to unconsolidated investee represents interest earned on loans to an unconsolidated subsidiary. The decrease for 2000 is due to a decrease in the outstanding loan balances to this affiliate.

Interest earned on interest-bearing deposits totaled $16,000 and $12,000 for the three months ended September 30, 2000 and 1999, respectively. Interest earned on interest-bearing deposits totaled $43,000 and $54,000 for the nine months ended September 30, 2000 and 1999, respectively. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. The decrease in income on interest-bearing deposits for the nine months ended September 30, 2000 is principally due to decreased average cash balances. The decline in average cash balances resulted from a $3.9 million distribution to limited partners during February 1999.



                                  10


OTHER EXPENSES

Expenses associated with non-operating real estate owned were $-0- and $1,000 for the three months ended September 30, 2000 and 1999, respectively. Expenses associated with non-operating real estate owned were $-0- and $4,000 for the nine months ended September 30, 2000 and 1999, respectively. The expenses relate to the 19 acres in Sacramento and the condominiums in Oxnard. These real estate assets were sold in the fourth quarter of 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, affiliates totaled $21,000 and $18,000, respectively, for the three months ended September 30, 2000 and 1999. General and administrative expenses, affiliates totaled $61,000 and $137,000, respectively, for the nine months ended September 30, 2000 and 1999. These expenses are primarily salary allocation reimbursements paid to affiliates. The decrease from 1999 to 2000 is due to the termination of five employment contracts effective March 31, 1999 and the continuing decrease in time spent by employees of the general partners in managing the affairs of the Partnership.

General and administrative expenses, nonaffiliates totaled $18,000 and $30,000 for the three months ended September 30, 2000 and 1999, respectively. General and administrative expenses, nonaffiliates totaled $55,000 and $77,000 for the nine months ended September 30, 2000 and 1999, respectively. These expenses consist of other costs associated with the administration of the Partnership. The decrease for nine and three months ended September 30, 2000 is primarily due to a decrease in professional fees.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership does not invest in any derivative financial instruments or enter into any activities involving foreign currencies, its market risk associated with financial instruments is limited to the effect that changing domestic interest rates might have on the fair value of its bank deposits and notes receivable. As of September 30, 2000, the Partnership held fixed rate bank deposits with carrying values totaling $1,109,000 and a fixed rate note receivable with carrying values totaling $485,000. The bank deposits and fixed rate note all had maturities of less than ninety days. The estimated fair value of all of these assets was estimated to be equal to their carrying values as of September 30, 2000.

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

The Partnership had no interest bearing indebtedness outstanding as of Septmeber 30, 2000. Accordingly, the Partnership is not exposed to any market risk associated with its liabilities.


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


CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
A California Limited Partnership


/s/John B Joseph
_________________________________
John B. Joseph
General Partner 				November 13, 2000


/s/ Ronald  R. White
_________________________________
Ronald R. White
General Partner 				November 13, 2000


By:  CENTENNIAL CORPORATION
General Partner


/s/ Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer			November 13, 2000