Form 10-K
period 2000-12-31
CENTENNIAL MORTGAGE INCOME FUND
filed 2001-03-30
CIK 736980

FORM 10-K


                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

Beginning in the fourth quarter of 1985, the Partnership ceased accepting capital contributions and entered its operating stage of business. During the fourth quarter of 1990, 60 months after the closing of its offering stage, the Partnership ceased making new loans and entered the repayment stage as required by the Partnership Agreement. As of December 31, 2000, the Partnership had reduced its remaining assets to $1,599,000, all of which was cash deposits with banks. There is a significant possibility that the Partnership will distribute this cash in a final liquidation prior to the end of calendar 2001. For additional information, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


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

The improving real estate markets and development of the Partnership's assets have enabled the Partnership to liquidate all of its non-cash assets. As of December 31, 2000, the Partnership's assets consisted of $1,599,000 in cash and cash equivalents.

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

Real estate loans have also declined significantly in recent years. Real estate loans totaled $6,641,000 as of December 31, 1994 and had been reduced to only $541,000 as of December 31, 1999. The Partnership's final real estate loans were repaid during 2000.

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

To date, the Partnership has experienced only minor computer related problems that are the result of the year 2000. None of these problems have caused any significant disruption to the Partnership's operations. The Partnership does not anticipate that it will encounter any significant problems in the coming months nor does it anticipate that it will be required to spend any significant amounts to correct these problems.

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

The factors that could cause the Partnership's results to differ materially include, but are not limited to, general economic and business conditions, including interest rate fluctuations; success of operating initiatives; adverse publicity; changes in business strategy; quality of management; business abilities and judgment of personnel; availability of qualified personnel; employee benefit costs and changes in, or the failure to comply with government regulations.

(d)  Financial Information about Foreign and Domestic Operations and Export
Sales

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY.

No properties or facilities are owned or leased by the Partnership.

ITEM 3. LEGAL PROCEEDINGS.

Unbeknownst to the Partnership, on July 19, 1996, a default was entered against the Partnership for failure to respond to a complaint filed on July 17, 1995 in the San Bernardino Superior Court, entitled Henry Yong Lim et al - vs.- Cardinal Security, et al and allegedly served on the Partnership in May 1996. As shown by the proofs of service, the complaint was served on the wrong party in 1996. The Partnership first became aware of its involvement in this lawsuit in September 1997 when it received copies of requests for entry of default judgement totaling approximately $1,000,000. The judgements involved both economic and non-economic damages and injuries allegedly suffered by the plaintiffs as a result of an altercation between the plaintiffs, other third parties and security guards employed by the Partnership at its shopping center in Upland, California. The request for judgement names Centennial Mortgage Income Fund Partnership as a defendant in this action. Since the Partnership was never served with the complaint and had no other way of knowing about this action, the Partnership retained legal counsel to set aside the defaults and any default judgements which were entered, due to the lack of proper service and notice. The Partnership also tendered this action to its liability insurance carrier for legal and liability coverage. The default judgement was set aside and the plaintiff's appeal of the set aside ruling was denied by the Court. The Court also ruled that the prior jury found 0% liability as to the Partnership for non-economic damages and that the plaintiffs could only proceed to trial against the Partnership for recovery of economic damages. In December 2000, the Court ruled that the statute of limitations had passed and the plaintiffs were barred from continuing the lawsuit. Although this ruling is subject to appeal, no such appeal has been filed as of the date of this report. Based upon evidence presented at the prior trial, Management believes that these economic damages should not exceed $40,000. Management intends to vigorously defend any future actions related to this matter. Management believes that even if the plaintiff's appeal the court's recent decision and prevail in in their appeal, the Partnership's insurance coverage and/or the security company's insurance carrier should prevent the Partnership from suffering a material loss from these proceedings.

There are no other pending legal proceedings.

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

(b)  Approximate Number of Holders of Limited Partnership Units

As of December 31, 2000, there were approximately 4,713 holders of limited partnership units.

(c)  Partnership Distributions

The Partnership paid a $1,998,000 cash distribution to limited partners in August 1998. This distribution equaled $51.59 per limited partnership unit.

The Partnership paid a $3,873,000 cash distribution to limited partners in February 1999. This distribution equaled $100.00 per limited partnership unit.

Based in part upon advice from legal counsel, management intends to refrain from making a final distribution until the possibility of any unforeseen legal action against the Partnership becomes remote. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.








































ITEM 6.  SELECTED FINANCIAL DATA.

                     (dollars in thousands, except per unit data)
                                      Years ended
------------------------------------------------------------------------------
                           12/31/00  12/31/99  12/31/98  12/31/97  12/31/96
------------------------------------------------------------------------------
CONSOLIDATED STATEMENT
  OF OPERATIONS DATA:
Total revenue             $   107   $    157   $ 1,199   $   992   $ 1,105
Net income (loss)             (71)      (115)       91       123    (2,514)
Net income (loss)
  per limited partnership
  unit- basic and diluted.  (1.83)     (2.97)     2.35      3.18    (64.91)
Cash distributions per
  limited partnership unit    ---     100.00     51.59       ---       ---
CONSOLIDATED BALANCE
  SHEET DATA:
Total loans before
  allowance for losses        ---        541       782     3,847     3,297
Total real estate owned
  before allowance
  for losses                  ---        ---       ---     8,490    11,360
Total assets                1,599      1,672     6,035    10,397    11,394
Partners' equity            1,589      1,660     5,648     7,555     7,432

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Net income (loss) and income (loss) per limited partnership unit were $(71,000) and $(1.83) for the year ended December 31, 2000 as compared to $(115,000) and $(2.97) for the year ended December 31, 1999 and $91,000 and $2.35 for the year ended December 31, 1998. As a result of the liquidation of most of the Partnership's remaining assets during 1998, there were many changes in the components of the Partnership's statements of operations for 1999 and 2000. A detailed discussion of the significant changes in each component of revenue and expense for each of the years in the three year period ended December 31, 2000 is included in the following paragraphs.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Partnership had $1,599,000 in cash and cash equivalents. During the year ended December 31, 2000, the Partnership's principal sources of cash were; i) $542,000 in principal collected on loans receivable; ii) $31,000 in current interest income on loans; and iii) $64,000 in interest income on interest bearing deposits. The Partnership's principal uses of cash during the year ended December 31, 2000 were for $150,000 in general and administrative costs.

Future sources of cash are expected to be from interest earned on cash deposits.

The Partnership had no unfunded loan commitments at December 31, 2000. The Partnership's principal capital requirements are now limited to general and administrative costs. These commitments are expected to be paid from existing cash balances.

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

The general partners have had discussions with legal counsel regarding the amount of cash balances that would be prudent to be retained by the Partnership at this time. In light of the substantial amount of real estate that the Partnership has held an interest in over the years, there is always the potential for future litigation to arise, particularly in the area of toxic contamination. Although the general partners are not aware of any threatened litigation, or litigation that is likely to arise, they have determined that the Partnership should retain at least $1,000,000 in cash balances to be available to defend the Partnership in any future litigation which may arise. It is expected that these cash balances will be retained until such time as legal counsel advises the general partners that the potential for any future litigation is remote.

Assuming no future litigation arises, the general partners anticipate that the Partnership will make a cash distribution to limited partners of approximately $600,000 during the first half of 2001 with a final distribution sometime during the fourth quarter of 2001.

RESULTS OF OPERATIONS

The Partnership's non-cash assets declined from $9,379,000 as of December 31, 1997 to only $1,097,000 as of December 31, 1998. The Partnership's non-cash assets declined again to $548,000 as of December 31, 1999 and to $-0- as of December 31, 2000. The Partnership reported profits for 1998. However, as a result of the declining non-cash assets and the costs of administering a publicly held partnership, the Partnership reported losses of $71,000 and $115,000 during calendar 2000 and 1999, respectively, and expects to report another loss in 2001. The substantial reduction in non-cash assets during 1998 caused many changes in the Partnership's results of operations as discussed below.

Interest income on loans to affiliates, including fees was $-0- for 2000, $3,000 for 1999 and $47,000 for 1998. This income is related to earning loans made to the Silverwood joint venture, which was constructing homes in Lancaster, California. The decrease from 1998 to 1999 resulted from the payoff of the last earning loan in March 1999.

Interest income on loans to nonaffiliates, including fees, was $31,000, $49,000 and $356,000 during the years ended December 31, 2000, 1999 and 1998, respectively. During 1998, the Partnership received payments in full, or nearly in full, on three loans that had previously been classified as impaired and on which interest had not been fully accrued in prior periods. As a result, the Partnership recorded $321,000 in interest income on these loans that had been earned in prior periods but not accrued as income. This caused interest income on loans to nonaffiliates , including fees to be abnormally high during 1998. In October 1998, the Partnership received two loans in connection with the payoff of certain loans to Silverwood Homes, an unconsolidated investee discussed in more detail below. These new loans were the principal source of interest income on loans to nonaffiliates during 2000 and 1999. The decrease in 2000 is attributable to the loans being repaid in October 2000.

The following sections entitled "Nonaccrual, Nonperforming Loans and Other Loans to Affiliates" and "Real Estate Owned" provide a detailed analysis of assets held during 1998, 1999 and 2000.

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

Loans to Unconsolidated Investee

During 1994 the Partnership acquired a 50% interest in LCR Development, Inc., an unconsolidated subsidiary. The balance of LCR is owned by Centennial Mortgage Income Fund II ("CMIF II "), an affiliate. LCR was formed in order to take title to 179 residential lots in Lancaster, California through foreclosure of a $1,250,000 secured loan held by the Partnership and a $2,115,000 secured loan held jointly by the Partnership and CMIF II. The Partnership assigned its interest in the $2,115,000 note to LCR in exchange for a new note payable by LCR to the Partnership and CMIF II. LCR subsequently: i) took title to the 179 lots through foreclosure; ii) entered into a joint venture with Home Devco, Inc. named Silverwood Homes
("Silverwood"); and   iii) contributed the 179 lots to Silverwood.  The
principal purpose of the joint venture was to construct homes on the property.

From 1995 through 1998, the Partnership and CMIF II made several construction and development loans to Silverwood and Silverwood constructed 22 homes and sold 21 homes on the property . Originally, it was anticipated that homes would be constructed on all 179 lots, that there would be excess cash from the home sales after paying off the development and construction loans, and this excess cash would be used to repay LCR for its investment in the joint venture. LCR would then be able to use this anticipated excess cash from Silverwood's home sales to repay the Partnership and CMIF II for the $1,250,000 and $2,115,000 loans.

LCR reported substantial net losses, principally due to the continuing decline in value of the lots, from 1995 through 1997. As of December 31, 1997, the Partnership had reduced its share of the carrying value of the$1,250,000 and $2,115,000 loans to $-0- and had reduced the carrying value of $2,374,000 in development and construction loans by $381,000 to $1,993,000. These reductions were made by applying the Partnership's share of losses from unconsolidated investee that it had recorded, against the carrying value of the loans.

During 1998, Silverwood stopped constructing homes and all but one of the remaining homes that had been constructed were sold. Additionally, all of the undeveloped lots were sold. The Partnership funded additional advances of $209,000 on the development and construction loans in 1998. The Partnership also recorded an additional $96,000 in losses from unconsolidated investee during 1998 and received cash payments totaling $1,422,000 against these loans. Additionally, the Partnership received two notes receivable totaling $584,000 from an unaffiliated party as a partial repayment of the development loan in connection with the sale of the remaining 157 lots in October 1998. These new notes were secured by the 157 lots sold. These transactions left the Partnership with a net carrying value of its loans to Silverwood of $100,000 as of December 31, 1998.

During 1999, Silverwood sold its final home and made payments totaling $100,000 to the Partnership out of cash generated from this sale.

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

Interest on Interest-Bearing Deposits

Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. Interest earned on interest-bearing deposits was $64,000 in 2000, $67,000 in 1999 and $83,000 in 1998. The decrease in 1999 was primarily attributable to a decline in average cash balances held by the Partnership which resulted from the $3,873,000 distribution to limited partners in February 1999.

Income from Operations of Real Estate Owned

As discussed above, the Partnership liquidated its remaining real estate owned during 1998. Accordingly, there was no income from operations of real estate owned during 1999 or 2000. Income from operations of real estate owned for 1998 consists of operating revenues of $602,000 from the Upland Shopping Center which was sold in November 1998.

Provision for Possible Losses

The provision for possible losses was $30,000 in 2000 and $155,000 in 1998. There was no comparable provision during 1999. The 2000 provision relates to a discounted payoff of the remaining loans held by the Partnership. The 1998 provision is comprised of reversals totaling $290,000, $145,000 of which was on two loans which were repaid during 1998, and $145,000 of which was related to the Upland Shopping center which was sold in 1998. These reversals were offset by an additional provision of $445,000 which was recorded against the 19 acres in Sacramento.

Other Expenses

The Partnership has invested in corporations in which it has less than a majority ownership and accounts for these investments using the equity method. The Partnership's share of losses in unconsolidated investees was $96,000 for 1998. There was no comparable amount reported in 2000 or 1999. The 1998 share of losses consist primarily of operating losses from the sale of homes and finished lots recorded by LCR. The Partnership's remaining investment in and loans receivable from this unconsolidated investee has been reduced to $-0- as of December 31, 1999 and 2000.

As discussed above, the Partnership liquidated its remaining real estate owned during 1998. Accordingly, the only operating expenses from operations of real estate owned during 1999 were $3,000 in refunds of common area maintenance billings related to the Upland Shopping Center which were determined after the 1998 financials had been issued. Operating expenses from operations of real estate owned were $142,000 for 1998. These expenses were associated with the Upland Shopping Center. The decrease in 1999 can be attributed to the sale of the Upland Shopping Center in November 1998.

Operating expenses from operations of real estate owned paid to affiliates were $-0- for 2000 and 1999 and $30,000 for 1998. The expenses consist of property management fees paid to affiliates of the general partners. The decrease in 1999 is due to the sale of the Upland Shopping center in November 1998.

Expenses associated with non-operating real estate owned were $-0- in 2000, $1,000 in 1999 and $125,000 in 1998. The expenses are primarily related to the 19 acres in Sacramento, a 23 acre parcel previously owned in Riverside and the condominiums in Oxnard. These costs include property taxes of $99,000 during 1998. The decrease for 1999 is due the sale of the Partnership's remaining real estate during 1998.

Depreciation and amortization expense for 1998 consists of $7,000 in depreciation on office furniture and equipment which were fully depreciated at the end of 1998.

Interest expense was $245,000 for 1998 and represented interest related to the underlying debt on the Upland Shopping Center. The decrease for 1999 is attributable to the sale of the Upland Shopping center and the associated repayment of debt which occurred in November 1998.

General and administrative expenses, affiliates totaled $83,000 for 2000, $162,000 for 1999 and $286,000 for 1998. These expenses are primarily salary allocation reimbursements paid to affiliates for the management of the Partnership's assets. The 1998 amount included $74,000 in accrued severance pay while the 1999 amount included only $25,000 in accrued severance pay. The balance of the decrease for 1999 is primarily attributable to a layoff of the majority of the employees of the general partner in March 1999 which was in response to the substantial decline in assets being managed by the general partners. The further decrease in 2000 is partly attributable to this layoff which did not occur until part way through 1999 and partly due to the further reduction of time spent on administering the Partnership.

General and administrative expenses, nonaffiliates totaled $65,000 for 2000, $107,000 for 1999 and $87,000 for 1998. The decrease for 2000 is primarily attributable to a decrease in accounting fees and investor reporting costs. The increase for 1999 is primarily attributable to an increase in accounting fees and investor reporting costs.

Mortgage investment servicing fees paid to affiliates were $2,000 in 1998. No fees of this nature were paid in 1999 or 2000. These fees consist of amounts paid to Centennial Corporation for servicing the Partnership's loan portfolio.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
(b) a hedge of the exposure to variable cash flows of a forecasted transaction or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security or a foreign-currency-denominated forecasted transaction. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. The adoption of this pronouncement by the Partnership had no effect on its financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership does not invest in any derivative financial instruments or enter into any activities involving foreign currencies, its market risk associated with financial instruments is limited to the effect that changing domestic interest rates might have on the fair value of its bank deposits.

As of December 31, 2000, the Partnership held only fixed rate bank deposits with carrying values totaling $1,599,000. The bank deposits all had maturities of less than ninety days. The fair value of these assets was estimated to be equal to their carrying values as of December 31, 2000.

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

The Partnership had no interest bearing indebtedness outstanding as of December 31, 2000. Accordingly, the Partnership is not exposed to any market risk associated with its liabilities.

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

Name, Age and Position
Principal Occupation and
Affiliation during Last Five Years
-----------------------------------------------------------------------------
John B. Joseph
Age 62
General Partner

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

Ronald R. White
Age 54
General Partner

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

                                                          Amount Earned/
Type of                                                 Reimbursable for the
Compensation &                                              Year Ended
Name of Entity      Description of Payment             December 31, 2000
----------------------------------------------------------------------------
Operating Stage:

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

General partners'   The general partners or affiliates         $    83,000(1)
reimbursable        shall be entitled to reimbursement
expenses - general  for certain expenses, subject to
partner or          the conditions of the Partnership
affiliates          Agreement

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

Mortgage            1/4 of 1 percent of the maximum amount     $        ---
investment          funded or to be funded by the Partnership
servicing fees      on mortgage investment serviced by CC

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners

No persons are known by the Partnership to own beneficially more than 5 percent of the limited partnership units at December 31, 2000.

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


CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
A California Limited Partnership


By:/s/John B. Joseph
_________________________________
John B. Joseph
General Partner                                    March 30, 2001


By:/s/Ronald R. White
_________________________________
Ronald R. White
General Partner                                    March 30, 2001


By:  CENTENNIAL CORPORATION
     General Partner

/s/John B. Joseph
_________________________________
John B. Joseph
Executive Vice President                           March 30, 2001


/s/Ronald R. White
_________________________________
Ronald R. White
President                                          March 30, 2001


/s/Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer                            March 30, 2001






















                CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                              A Limited Partnership






                                 ANNUAL REPORT



















                                  Form 10-K
                     Consolidated Financial Statements
                       Items 8, 14(a)(1) and 14(a)(2)
                     December 31, 2000, 1999 and 1998
                (With Independent Auditors' Report Thereon)



















                                     F-1

                  CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                           A Limited Partnership

                       Items 8, 14(a)(1) and 14(a)(2)
              Index to Consolidated Financial Statements and Schedule

Consolidated Financial Statements                                      Page

  Independent Auditors' Report                                          F-3

  Consolidated Balance Sheets --
  December 31, 2000 and 1999                                            F-4

  Consolidated Statements of Operations --
  Years ended December 31, 2000, 1999 and 1998                          F-5

  Consolidated Statements of Partners' Equity --
  Years ended December 31, 2000, 1999 and 1998                          F-6

  Consolidated Statements of Cash Flows --
  Years ended December 31, 2000, 1999 and 1998                          F-7

  Notes to Consolidated Financial Statements                            F-9

Schedule

  Schedule IV - Mortgage Loans on Real Estate                          F-21


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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centennial Mortgage Income Fund and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                             KPMG LLP

Orange County, California
February 26, 2001

















                                     F-3

              CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                            A Limited Partnership

                         Consolidated Balance Sheets

                          December 31, 2000 and 1999

    ASSETS                                           2000              1999
------------------------------------------------------------------------------
Cash and cash equivalents                       $  1,599,000      $  1,124,000

Real estate loans
  receivable, earning                                    ---           541,000
Due from unconsolidated investee                         ---             7,000
------------------------------------------------------------------------------
                                               $   1,599,000     $   1,672,000
==============================================================================

LIABILITIES AND PARTNERS' EQUITY
------------------------------------------------------------------------------
Accounts payable and
  accrued liabilities                                 10,000           12,000
------------------------------------------------------------------------------
   Total liabilities                                  10,000           12,000
------------------------------------------------------------------------------

Partners' equity (deficit)
  -- 38,729 limited partnership
  units outstanding in 2000 and 1999
    General partners                                (132,000)        (132,000)
    Limited partners                               1,721,000        1,792,000
------------------------------------------------------------------------------
    Total partners' equity                         1,589,000        1,660,000

Contingencies (note 7)
------------------------------------------------------------------------------
                                               $   1,599,000     $  1,672,000
==============================================================================















        See accompanying notes to consolidated financial statements
                                     F-4


          CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                           A Limited Partnership

                     Consolidated Statements of Operations
                  Years ended December 31, 2000, 1999 and 1998

                                        2000          1999            1998
----------------------------------------------------------------------------
REVENUE:
Interest on loans to affiliates,
  including fees (note 5)            $      ---    $    3,000       $  47,000
Interest on loans to
  nonaffiliates, including fees          31,000        49,000         356,000
Interest on interest-bearing
  deposits (note 5)                      64,000        67,000          83,000
Gain on sale of property                    ---           ---          84,000
Income from operations
  of real estate owned                      ---           ---         602,000
Other                                    12,000        38,000          27,000
------------------------------------------------------------------------------
    Total revenue                       107,000       157,000       1,199,000
------------------------------------------------------------------------------
EXPENSES:
Provision for losses (notes 3 and 4)     30,000           ---         155,000
Share of losses in unconsolidated
  investee (note 5)                         ---           ---          96,000
Operating expenses from operations
  of real estate owned                      ---         3,000         142,000
Operating expenses from operations
  of real estate owned paid to
  affiliates (note 5)                       ---           ---          30,000
Expenses associated with non-operating
  real estate owned                         ---         1,000         125,000
Depreciation and amortization expense       ---           ---           7,000
Interest expense                            ---           ---         245,000
General and administrative,
  affiliates (note 5)                    83,000       162,000         286,000
General and administrative,
  nonaffiliates                          65,000       107,000          87,000
Mortgage investment servicing fees
  paid to affiliates (note 5)              ---           ---           2,000
------------------------------------------------------------------------------
    Total expenses                      178,000       273,000       1,175,000
------------------------------------------------------------------------------
Income (loss) before minority interest  (71,000)     (116,000)         24,000
Minority interest (note 5)                  ---         1,000          67,000
------------------------------------------------------------------------------
  Net income (loss)                   $ (71,000)  $  (115,000)    $    91,000
==============================================================================
Net income (loss) per  limited
  partnership unit-basic and diluted  $   (1.83)  $     (2.97)    $      2.35
==============================================================================

       See accompanying notes to consolidated financial statements
                                   F-5

              CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                           A Limited Partnership

                Consolidated Statements of Partners' Equity
               Years ended December 31, 2000, 1999 and 1998

                                                                   Total
                                    General        Limited        Partners'
                                    Partners       Partners        Equity
---------------------------------------------------------------------------
Balance (deficit) at
  December 31, 1997                (525,000)      8,080,000      7,555,000

Net income                              ---          91,000         91,000

Distributions to
  limited partners                      ---      (1,998,000)    (1,998,000)

Reduction in general
  partner deficit capital
  account (note 1)                  393,000        (393,000)           ---
---------------------------------------------------------------------------
Balance (deficit) at
  December 31, 1998                (132,000)      5,780,000      5,648,000

Net loss                                ---        (115,000)      (115,000)

Distributions to
  limited partners                      ---      (3,873,000)    (3,873,000)
---------------------------------------------------------------------------
Balance (deficit) at
  December 31, 1999              $ (132,000)   $  1,792,000   $  1,660,000

Net loss                                ---         (71,000)       (71,000)
---------------------------------------------------------------------------
Balance (deficit) at
  December 31, 2000              $ (132,000)   $  1,721,000   $  1,589,000
==========================================================================















     See accompanying notes to consolidated financial statements
                                  F-6


                  CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                              A Limited Partnership
                     Consolidated Statements of Cash Flows
                  Years ended December 31, 2000, 1999 and 1998

                                           2000           1999          1998
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    $   (71,000)  $ (115,000)   $    91,000
  Adjustments to reconcile net
   income (loss) to net cash provided
   by (used in) operating activities:
   Amortization of unearned loan fees        ---           ---         (5,000)
   Depreciation and amortization             ---           ---          7,000
   Provision for losses                    30,000          ---        155,000
   Interest accrued to principal
     on loans to affiliates               (31,000)         ---         (9,000)
   Minority interest                         ---        (1,000)       (67,000)
   Loss (gain) on sale of real
     estate owned                            ---           ---        (84,000)
   Share of losses in
     unconsolidated investees                ---           ---         96,000
  Changes in assets and liabilities:
   Decrease in accrued
    interest receivable                      ---           ---          5,000
   (Increase) decrease in other assets       ---       306,000       (275,000)
   Increase (decrease) in accounts
    payable and accrued liabilities       (2,000)     (373,000)       365,000
   Decrease in interest payable to
    affiliates on notes secured
    by real estate                           ---           ---        (39,000)
------------------------------------------------------------------------------
   Net cash provided by (used in)
    operating activities                 (74,000)     (183,000)       240,000
------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Principal collected on loans made
    to customers, net of amounts recorded
    as income in current period          542,000       142,000        932,000
   Principal collected on loans made
    to affiliates                            ---       100,000      1,422,000
   Advances on loans made to customers       ---        (1,000)       (20,000)
   Advances on loans made to affiliates      ---           ---       (209,000)
   Proceeds from sale of real estate owned   ---           ---      6,220,000
   Capital expenditures
    for real estate owned                    ---           ---       (300,000)
   (Increase) decrease in due from
    unconsolidated investee                7,000         2,000         58,000
------------------------------------------------------------------------------
   Net cash provided by
    investing activities                 549,000       243,000      8,103,000
------------------------------------------------------------------------------

       See accompanying notes to consolidated financial statements
                                    F-7


              CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                          A Limited Partnership
               Consolidated Statements of Cash Flows(Continued)
                 Years ended December 31, 2000, 1999 and 1998

                                       2000           1999          1998
-----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances on notes payable
   to affiliates                            ---          ---          136,000
  Principal payments
   on notes payable                         ---          ---       (2,421,000)
  Principal payments on notes
   payable to affiliates                    ---        (1,000)       (140,000)
  Distributions to
   limited partners                         ---    (3,873,000)     (1,998,000)
------------------------------------------------------------------------------
   Net used in
    financing activities                    ---    (3,874,000)     (4,423,000)
------------------------------------------------------------------------------
Net increase (decrease) in
  cash and cash equivalents             475,000    (3,814,000)      3,920,000

Cash and cash equivalents at
  beginning of year                   1,124,000     4,938,000       1,018,000
------------------------------------------------------------------------------
Cash and cash equivalents
  at end of year                   $  1,599,000  $  1,124,000    $  4,938,000
==============================================================================

Supplemental schedule of cash
 flow information - cash paid
 during the year for interest      $        ---  $        ---    $    245,000
------------------------------------------------------------------------------

Supplemental schedule of noncash
  investing and financing activities:

Decrease in deferred profit
  on equity participation
  and real estate loans
  resulting from foreclosure       $        ---  $       ---     $    289,000
Decrease in allowance for
  possible losses on real estate
  loans and real estate owned as a
  result of sales and chargeoffs            ---          ---        3,223,000
Receipt of notes receivable as
  partial repayment of
  note receivable                           ---          ---          584,000




           See accompanying notes to consolidated financial statements
                                      F-8


             CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                          A Limited Partnership

                Notes to Consolidated Financial Statements

                      December 31, 2000, 1999, and 1998

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

As of December 31, 2000, all of the loans secured by operating properties have been repaid to the Partnership. However, during the early 1990's, real estate market values for undeveloped land and commercial real estate in California declined severely. As the loans secured by undeveloped land and certain operating properties became delinquent, management of the Partnership elected to foreclose on certain of these loans, thereby increasing real estate owned balances. As a result, the Partnership became a direct investor in this real estate and managed operating properties and developed raw land until such time as the Partnership was able to sell this real estate owned. The real estate owned balance before allowance for possible losses at December 31, 1997 was $8,490,000, decreasing to $-0- at year end 1998 through 2000.

Basis of Presentation

The Partnership formed several subsidiaries to own and operate certain of its real estate assets. The corporations formed were Upland Foothill Retail, Inc., ("Upland"), Grand Plaza Auto Retail, Inc., ("Grand Plaza"), and LCR Development, Inc., ("LCR"). All of these corporations are California corporations.

The Partnership owned a 100 percent interest in Upland, 86.7 percent interest in Grand Plaza and a 50 percent interest in LCR. Several of the Partnership's assets were transferred to these corporations, at the Partnership's cost basis, in transactions which included no cash down with the Partnership carrying a substantial portion of the financing. Grand Plaza was liquidated in 1999. Upland was never capitalized. Grand Plaza has been consolidated in the accompanying consolidated financial statements through 1999. All significant inter-company balances and transactions, including the aforementioned transfers, have been eliminated in consolidation.

As the Partnership's ownership interest in LCR was more than 20 percent but does not exceed 50 percent, the Partnership has accounted for its ownership interest using the equity method. The Partnership made several loans to LCR and its subsidiary. Under the equity method of accounting, these loans were a component of the Partnership's investment in LCR, and therefore the Partnership recorded losses by LCR as a reduction of the carrying value of these loans receivable (see note 5).

Organization

The Partnership was organized on December 13, 1983 in accordance with the provisions of the California Limited Partnership Act. The Partnership commenced operations in 1984. The general partners are John B. Joseph, Ronald
R. White and Centennial Corporation ("CC"), a privately-held California corporation whose stock is owned by affiliates of Messrs. Joseph and White.

Partners' Capital Accounts

Cash Available for Distribution, as defined in the Partnership Agreement, is to be allocated 95 percent to the limited partners and 5 percent to the general partners until each limited partner has received an amount equal to a 12 percent non-cumulative annual return on his adjusted invested capital (as defined in the Partnership Agreement). Thereafter, Cash Available for Distribution is to be allocated 90 percent to the limited partners and 10 percent to the general partners. All distributions of Mortgage Reductions (as defined in the Partnership Agreement) after the first sixty months following the closing date of the Partnership, shall be distributed 99 percent to the limited partners and 1 percent to the general partners, until each limited partner has received a 12 percent cumulative annual return on his adjusted invested capital, after which such amounts are to be distributed 85 percent to the limited partners and 15 percent to the general partners. In order to properly reflect the economic effect of the allocations discussed above, the Partnership has allocated financial statements net earnings (losses) 95 percent to the limited partners and 5 percent to the general partners through 1992. The Partnership had no Cash Available for Distribution during the years ended December 31, 2000 or 1999. Accordingly, the general partners were not entitled to any interest in the distribution to partners paid in 1999. The Partnership generated $240,000 in Cash Available for Distribution during 1998, however due to the deficit balance in the general partners capital account, they were not entitled to any interest in the distributions to partners paid in 1998.

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

Real Estate Loans and Allowance for Possible Loan Losses

Loans were reported at the principal amount outstanding, net of unearned income and the allowance for possible loan losses. Interest accrual was discontinued when, in the opinion of management, its collection was deemed doubtful. The allowance for possible loan losses was established through a provision for possible losses charged to expense. Loans were charged against the allowance for possible loan losses when management believed that the collectibility of principal was unlikely.

Impaired Loans

The Partnership considered a loan to be impaired when based upon current information and events, it believed it was probable that the Partnership would be unable to collect all amounts due according to the contractual terms of the loan agreement. In determining impairment, the Partnership considered large non-homogeneous loans including nonaccrual loans, troubled debt restructuring and performing loans which exhibited, among other characteristics, high loan-to-value ratios, low debt-coverage ratios, or other indications that the borrowers were experiencing increased levels of financial difficulty. The Partnership based the measurement of collateral-dependent impaired loans on the fair value of the loan's collateral. The amount by which the recorded investment of the loan exceeded the measure of the impaired loan's value was recognized by recording a valuation allowance.

Real Estate Owned

Long-lived assets to be disposed of were reported at the lower of the carrying amount or fair value less costs to sell. An impairment loss was measured as the amount by which the carrying amount of the asset exceeded the fair value of the assets less costs to sell. Assets to be disposed of were not depreciated while they were held for disposal. Estimated fair values were determined by using appraisals, discounted cash flows and/or other valuation techniques. The actual market price of real estate can only be determined by negotiation between independent parties in a sales transaction. The Partnership considered all real estate owned as held for sale during 1998 and 1997.

The Partnership considered collateral for a loan "insubstance" foreclosed only when the borrower actually surrendered the collateral to the creditor and the creditor received physical possession of the borrower's assets.

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

The following is a recap of current and cumulative temporary differences between income for generally accepted accounting principles ("GAAP") and taxable earnings:

Current Temporary
  Differences                 Partnership         Corporations       Total
                              (Unaudited)         (Unaudited)     (Unaudited)
------------------------------------------------------------------------------
GAAP loss for the year
  ended December 31, 2000   $    (71,000)      $        ---       $   (71,000)
Minority interest share of
  losses not taxable             (11,000)               ---           (11,000)
------------------------------------------------------------------------------
Taxable (loss) for the year
  ended December 31, 2000   $    (82,000)      $        ---       $   (82,000)
==============================================================================
Taxable loss allocable to
  General Partners          $        ---
==============================================================================
Taxable loss per
  limited partner unit      $      (2.12)
==============================================================================

There were no cumulative temporary differences as of December 31, 2000.

The last operating subsidiary corporation was liquidated during 1999.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents includes cash and interest-bearing deposits with original maturities of three months or less.

Net Loss Per Limited Partnership Unit

Net loss per limited partnership unit for financial statement purposes was based on the weighted average number of limited partnership units outstanding of 38,729 in 2000, 1999 and 1998.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The carrying amount, which is cost, is assumed to be the fair value because of the liquidity of these instruments. As of December 31, 2000, the Partnership had bank deposits at four different banks whose deposits are federally insured. Approximately $1,286,000 of the Partnership's cash and cash equivalent balance as of that same date was in excess of maximum balances covered by such insurance.

Accounts Payable and Accrued Liabilities

Carrying value is considered to be equal to the fair value of these liabilities as they are due on demand.

 (3)  ALLOWANCE FOR  POSSIBLE LOSSES

Changes in the allowance for possible loan losses are as follows:

                                2000               1999            1998
-----------------------------------------------------------------------------
Balance at
  beginning of year         $      ---        $      ---         $   714,000
Loans charged-off              (30,000)              ---            (569,000)
Provision for
  (recovery of)
  loan losses                   30,000               ---            (145,000)
-----------------------------------------------------------------------------
Balance at end of year      $      ---        $      ---         $       ---
=============================================================================

 (4)  ALLOWANCE FOR POSSIBLE LOSSES ON REAL ESTATE OWNED

Changes in the allowance for possible losses on real estate owned are as follows:

                                  2000               1999            1998
------------------------------------------------------------------------------
Balance at beginning of year  $      ---      $        ---         $ 2,354,000
Provision for losses,
  net of recoveries                  ---               ---             300,000
Real estate owned charged-off        ---               ---          (2,654,000)
------------------------------------------------------------------------------
Balance at end of year        $      ---      $        ---         $       ---
==============================================================================

(5)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, CC is entitled to receive from the Partnership mortgage investment servicing fees for loans serviced equal to an annual rate of 1/4 of 1 percent of the committed amounts to be funded by the Partnership. The Partnership incurred and paid $-0-, $-0- and $2,000 of mortgage investment servicing fees to CC in 2000, 1999 and 1998, respectively.

As discussed in note 1, the Partnership owns 50 percent of the stock of LCR, a corporation which has not been consolidated in the accompanying financial statements. The balance of stock in this corporation is owned by Centennial Mortgage Income Fund II ("CMIF II"), an affiliate. LCR invested in a joint venture, Silverwood Homes ("Silverwood") which has constructed homes. The Partnership participated in making several loans to this corporation and this joint venture. Under the equity method of accounting, these loans were a component of the Partnership's investment in LCR, and therefore the Partnership recorded losses by LCR as a reduction of the carrying value of these loans receivable. All but two of these loans were charged off in 1998. The remaining two loans were repaid in 1999 and 2000.

A summary of the real estate loan receivable from unconsolidated investee as of December 31, 1999 is as follows:

                                                                       Net
                                      Principal      Losses          Carrying
                                       Balance       Offset           Value
------------------------------------------------------------------------------

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

The consolidated balance sheets and statements of operations of LCR have not been consolidated in the Partnership's financial statements. The Partnership accounted for its investment in this corporation using the equity method. LCR ceased active operation in 1999 and liquidated the majority of its remaining assets during 2000. As of December 31, 2000, the Partnership's carrying value of investments and loans to this joint venture had been reduced to $-0-. The Partnership recorded losses from this unconsolidated investee of $-0-, $-0-, and $96,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

The following represents condensed financial information for LCR at December 31, 1998 and for the year ended December 31, 1998:

                              LCR Development, Inc.
                          Consolidated Balance Sheets

                                                             December 31,
  Assets                                                         1998
-------------------------------------------------------------------------
Cash                                                          $    11,000
Restricted cash                                                    20,000

Real estate owned                                                 119,000
Less allowance for losses on real
  estate investments                                               17,000
--------------------------------------------------------------------------
Net real estate owned                                             102,000
--------------------------------------------------------------------------
                                                              $   133,000
==========================================================================
  Liabilities and Stockholders' Deficit
--------------------------------------------------------------------------
Notes payable to affiliates:
    CMIF                                                      $ 2,882,000
    CMIF II                                                     1,549,000
--------------------------------------------------------------------------
Total notes payable                                             4,431,000
Accounts payable
  and accrued liabilities                                          12,000
Interest payable to affiliates                                  1,837,000
Payable to affiliates                                               5,000
--------------------------------------------------------------------------
Total liabilities                                               6,285,000
Stockholders' deficit                                          (6,152,000)
--------------------------------------------------------------------------
                                                              $   133,000
==========================================================================

                                  F-15

                         LCR Development, Inc.
                   Consolidated Statements of Operations

                      Year ended December 31, 1998

                                                                1998
------------------------------------------------------------------------
Revenues
  Housing sales                                             $ 1,509,000
  Sale of finished lots                                       1,499,000
------------------------------------------------------------------------
                                                              3,008,000
------------------------------------------------------------------------

Costs and expenses
  Cost of housing sales                                       1,437,000
  Cost of sale of finished lots                               1,514,000
  Provision for losses on real estate owned                     216,000
  Selling and marketing expenses                                 66,000
  General and administrative                                     24,000
------------------------------------------------------------------------
                                                              3,257,000
------------------------------------------------------------------------
Operating loss                                                 (249,000)
Interest expense                                                403,000
------------------------------------------------------------------------
Net loss                                                    $  (652,000)
========================================================================
Interest not included in share of losses                       (460,000)
------------------------------------------------------------------------
Allocable net loss                                        $    (192,000)
========================================================================
Share of loss recorded                                     $    (96,000)
========================================================================

The Partnership and CMIF II have not recorded interest income in connection with the $1,837,000 of accrued interest payable to affiliates by LCR and Silverwood. Accordingly, the Partnership has not recorded its share of losses from LCR to the extent that it represents this nonaccrued interest income.

The Partnership reimburses the general partner for salaries and related expenses incurred on behalf of the Partnership for services such as legal, clerical, accounting, property management and other administrative functions. The general partners and affiliates charged $83,000, $137,000 and $242,000 for such services in 2000, 1999 and 1998, respectively. The Partnership also accrued an additional $25,000 and $74,000 in severance costs paid to the corporate general partner's employees as general and administrative, affiliates expense during 1999 and 1998, respectively. These amounts were paid pursuant to employment contracts that were entered into by the general partner in order to ensure that the Partnership and several affiliated partnerships would have an adequate staff of employees with knowledge of the partnerships business to complete the liquidation of their assets.

                                F-16

During 1999 and 1998, the Partnership maintained interest-bearing deposits with Sunwest Bank, an affiliate of the general partners through March 1999. The balances at December 31, 1998 were $1,752,000. Interest earned on such deposits for the three months ended March 31, 1999 and the year ended December 31, 1998 was $6,000, and $17,000, respectively.

In December 1998, BNN sold its remaining property and recorded a $57,000 gain on sale. BNN also recorded a $445,000 provision for losses during the third quarter of 1998 and $120,000 in expenses associated with non-operating real estate owned incurred throughout 1998. The Partnership owned an interest in BNN with an affiliated entity CMIF III. At December 31, 1998, the ownership percentages were 86.25 for the Partnership and 13.75 for CMIF III. CMIF III's share of BNN's net loss for 1998 was $67,000.


 (6)  REAL ESTATE OWNED

The following is a summary of consolidated real estate owned for the years ended December 31, 2000, 1999 and 1998:

                                          2000          1999          1998
------------------------------------------------------------------------------
Balance at beginning of year         $       ---   $      ---    $ 8,490,000
Additions during period:
  Improvements                               ---          ---            ---
Deduction during period:
  Real estate sold                           ---          ---     (6,136,000)
  Chargeoffs                                 ---          ---     (2,654,000)
------------------------------------------------------------------------------
Balance at year end                  $       ---   $      ---    $       ---
==============================================================================

 (7)  CONTINGENCIES

Unbeknownst to the Partnership, on July 19, 1996, a default was entered against the Partnership for failure to respond to a complaint filed on July 17, 1995 in the San Bernardino Superior Court, entitled Henry Yong Lim et al - vs.- Cardinal Security, et al and allegedly served on the Partnership in May 1996. As shown by the proofs of service, the complaint was served on the wrong party in 1996. The Partnership first became aware of its involvement in this lawsuit in September 1997 when it received copies of requests for entry of default judgement totaling approximately $1,000,000. The judgements involved both economic and non-economic damages and injuries allegedly suffered by the plaintiffs as a result of an altercation between the plaintiffs, other third parties and security guards employed by the Partnership at its shopping center in Upland, California. The request for judgement names Centennial Mortgage Income Fund Partnership as a defendant in this action. Since the Partnership was never served with the complaint and had no other way of knowing about this action, the Partnership retained legal counsel to set aside the defaults and any default judgements which were entered, due to the lack of proper service and notice. The Partnership also tendered this action to its liability insurance carrier for legal and liability coverage. The default judgement was set aside and the plaintiff's appeal of the set aside ruling was denied by the Court. The Court also ruled that the prior jury found 0% liability as to the Partnership for non-economic
                                   F-17


damages and that the plaintiffs could only proceed to trial against the Partnership for recovery of economic damages. In December 2000, the Court ruled that the statute of limitations had passed and the plaintiffs were barred from continuing the lawsuit. Although this ruling is subject to appeal, no such appeal has been filed as of the date of this report. Based upon evidence presented at the prior trial, Management believes that these economic damages should not exceed $40,000. Management intends to vigorously defend any future actions related to this matter. Management believes that even if the plaintiff's appeal the court's recent decision and prevail in in their appeal, the Partnership's insurance coverage and/or the security company's insurance carrier should prevent the Partnership from suffering a material loss from these proceedings.

There are no other material pending legal proceedings.

 (8) QUARTERLY FINANCIAL RESULTS (UNAUDITED)

                                                       Quarter Ended
                                        December 31,  September 30,  June 30,   March 31,
                                           2000          2000         2000         2000
------------------------------------------------------------------------------------------
REVENUE:
Interest income on loans               $      ---    $   10,000   $   10,000   $   11,000
Interest on interest-bearing deposits      21,000        16,000       15,000       12,000
Other                                       4,000         3,000        2,000        3,000
------------------------------------------------------------------------------------------
    Total revenue                          25,000        29,000       27,000       26,000
------------------------------------------------------------------------------------------
EXPENSES:
Provision for losses                          ---        30,000          ---          ---
General and administrative                 32,000        39,000       39,000       38,000
------------------------------------------------------------------------------------------
    Total expenses                         32,000        69,000       39,000       38,000
------------------------------------------------------------------------------------------
  Net loss                             $   (7,000)  $   (40,000) $   (12,000)  $  (12,000)
==========================================================================================
Net loss per  limited partnership
  unit-basic and diluted               $     (.18)  $     (1.03) $      (.31)  $     (.31)
==========================================================================================

                                                       Quarter Ended
                                        December 31,  September 30,  June 30,   March 31,
                                           1999          1999         1999         1999
---------------------------------------------------------------------------------------
REVENUE:
Interest income on loans               $   11,000    $   11,000   $   13,000   $   17,000
Interest on interest-bearing deposits      13,000        12,000       10,000       32,000
Other                                       2,000         5,000       31,000          ---
------------------------------------------------------------------------------------------
    Total revenue                          26,000        28,000       54,000       49,000
------------------------------------------------------------------------------------------
EXPENSES:
Expenses associated with real estate owned    ---         1,000        1,000        2,000
General and administrative                 54,000        48,000       45,000      122,000
------------------------------------------------------------------------------------------
    Total expenses                         54,000        49,000       46,000      124,000
------------------------------------------------------------------------------------------
Income (loss) before
  minority interest                       (28,000)      (21,000)       8,000      (75,000)
Minority interest (note 5)                 (1,000)          ---          ---          ---
------------------------------------------------------------------------------------------
  Net income (loss)                    $  (27,000)  $   (21,000) $     8,000   $  (75,000)
==========================================================================================
Net income (loss) per  limited partnership
  unit-basic and diluted               $     (.70)  $      (.54) $       .21   $    (1.94)
==========================================================================================

                            CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                                         A Limited Partnership

                                      MORTGAGE LOANS ON REAL ESTATE
                                           December 31, 2000

                                                                                                SCHEDULE IV

                                                                                                Principal
                                                                                                 Amount
                                                                                                 of Loan
                                                                                   Carrying     Subject to
                                 Final         Periodic                   Face     Amount of    Delinquent
                    Interest    Maturity        Payment        Prior    Amount of  Mortgages   Principal or
Description           Rate        Date           Terms         Liens    Mortgages     <F1>      or Interest
------------------------------------------------------------------------------------------------------------
Note secured by:

No mortgages outstanding at 12/31/2000                                                     ---           ---

-------------------------------------------------------------------------------------------------------------

                                                                                            ---          ---
-------------------------------------------------------------------------------------------------------------

<F1> Aggregate cost for Federal Income Tax purposes is $-0- at December 31, 2000.

                 CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                              A Limited Partnership

                          MORTGAGE LOANS ON REAL ESTATE
                                   (Continued)
                                 December 31, 2000

                                                       SCHEDULE IV (CONTINUED)

The following is a summary of activity for the years ended December 2000, 1999 and 1998.

                                   2000             1999             1998
------------------------------------------------------------------------------
Balance at beginning of year   $    541,000     $    782,000     $    384,000
  Additions during period:
  New mortgage loans/
   disbursements                     31,000            1,000          229,000
  Other - Interest reserve,
   amortization and transfer
   from accrued interest                ---              ---           14,000
Deductions during period:
  Collections of principal         (542,000)        (242,000)      (2,354,000)
  Charge-offs                       (30,000)              ---        (569,000)
  Offset against deferred profit
   on equity participation              ---              ---         (289,000)
  Losses from unconsolidated
   investees                            ---              ---          (96,000)
------------------------------------------------------------------------------
Balance at year end            $        ---     $    541,000     $    782,000
==============================================================================



                 See accompanying independent auditors' report.
                                     F-22























                          LCR DEVELOPMENT, INC.

                        A California Corporation

                    Consolidated Financial Statements
                       December 31, 1998 and 1997
               (with Independent Auditors' Report Thereon)

                      LCR DEVELOPMENT, INC.

                    A California Corporation


            Index to Consolidated Financial Statements


Consolidated Financial Statements                            Page

Independent Auditors' Report .............................   F-25

Consolidated Balance Sheet --
 December 31, 1998 .......................................   F-26

Consolidated Statements of Operations --
   Years ended December 31, 1998 and 1997 ................   F-27

Consolidated Statements of Stockholders' Equity (Deficit)
   Years ended December 31, 1998 and 1997 ................   F-28

Consolidated Statements of Cash Flows --
   Years ended December 31, 1998 and 1997 ................   F-29

Notes to Consolidated Financial Statements ...............   F-31

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
















                                 F-29

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

                                 F-30

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






                                  F-31
 (2)  Ability to Continue as a Going Concern

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



                                   F-32
 (5)  Real Estate Owned

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