Form 10-Q
period 2001-03-31
CENTENNIAL MORTGAGE INCOME FUND
filed 2001-05-15
CIK 736980

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


          [X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 2001
                                    or


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

                           Consolidated Balance Sheets

                       March 31, 2001 and December 31, 2000


                                                  March 31,       December 31,
    ASSETS                                           2001             2000
                                                 (Unaudited)
------------------------------------------------------------------------------
Cash and cash equivalents                       $  1,568,000      $  1,599,000
Other assets                                          16,000               ---
------------------------------------------------------------------------------
                                               $   1,584,000     $   1,599,000
==============================================================================


LIABILITIES AND PARTNERS' EQUITY
------------------------------------------------------------------------------
Accounts payable and
  accrued liabilities                          $       8,000     $     10,000
------------------------------------------------------------------------------
   Total liabilities                                   8,000           10,000
------------------------------------------------------------------------------

Partners' equity (deficit)
  -- 38,729 limited partnership
  units outstanding at March 31, 2001
  and December 31, 2000
    General partners                                (132,000)        (132,000)
    Limited partners                               1,708,000        1,721,000
------------------------------------------------------------------------------
    Total partners' equity                         1,576,000        1,589,000

Contingencies (note 4)
------------------------------------------------------------------------------
                                               $   1,584,000     $  1,599,000
==============================================================================








        See accompanying notes to consolidated financial statements
                                     1

               CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                            A Limited Partnership

                   Consolidated Statements of Operations

             For the three months ended March 31, 2001 and 2000

                                               2001              2000
                                            (Unaudited)       (Unaudited)
-------------------------------------------------------------------------

Revenue:

Interest income on loans to nonaffiliates,
  including fees                            $      ---       $   11,000
Interest on interest-
  bearing deposits                              20,000           12,000
Other                                            2,000            3,000
-------------------------------------------------------------------------
    Total revenue                               22,000           26,000
-------------------------------------------------------------------------

Expenses:

General and administrative, affiliates          22,000           23,000
General and administrative,
  nonaffiliates                                 13,000           15,000
------------------------------------------------------------------------
    Total expenses                              35,000           38,000
------------------------------------------------------------------------
  Net loss                                 $   (13,000)     $   (12,000)
========================================================================
Net loss per limited
  partnership unit - basic and diluted     $      (.34)     $      (.31)
========================================================================


















       See accompanying notes to consolidated financial statements
                                   2

             CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                         A Limited Partnership

                Consolidated Statement of Partners' Equity


                For the three months ended March 31, 2001


                                                                  Total
                                   General        Limited        Partners'
                                   Partners       Partners        Equity
                                 (Unaudited)    (Unaudited)    (Unaudited)
---------------------------------------------------------------------------
Balance at
  December 31, 2000             $  (132,000)   $  1,721,000   $  1,589,000

Net loss                                ---         (13,000)       (13,000)

---------------------------------------------------------------------------
Balance at
  March 31, 2001                $  (132,000)   $  1,708,000   $  1,576,000
==========================================================================






























       See accompanying notes to consolidated financial statements
                                  3

            CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                         A Limited Partnership

                  Consolidated Statements of Cash Flows


           For the three months ended March 31, 2001 and 2000

                                             2001              2000
                                          (Unaudited)       (Unaudited)
-----------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                $   (13,000)     $   (12,000)
  Adjustments to reconcile net loss
   to net cash (used in)
   operating activities:
Changes in assets and liabilities:
   Increase in other assets                   (16,000)         (16,000)
   Increase in due from
    unconsolidated investee                       ---           (3,000)
  Increase (decrease) in accounts
    payable and accrued liabilities            (2,000)          21,000
-----------------------------------------------------------------------
     Net cash used in operating
      activities                              (31,000)         (10,000)
-----------------------------------------------------------------------
Net decrease in cash and
    cash equivalents                          (31,000)         (10,000)

Beginning cash and
  cash equivalents                          1,599,000        1,124,000
-----------------------------------------------------------------------
Ending cash and cash
  equivalents                             $ 1,568,000      $ 1,114,000
=======================================================================


















        See accompanying notes to consolidated financial statements
                                   4

             CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                          A Limited Partnership

                Notes to Consolidated Financial Statements
                              (Unaudited)
                        March 31, 2001 and 2000

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

As of March 31, 2001, all of the loans secured by properties have been repaid or charged off.

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

Results for the three months ended March 31, 2001 and 2000 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

Information pertaining to the three months ended March 31, 2001 and 2000 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

The consolidated financial statements do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Notes to consolidated financial statements included in Form 10-K for the year ended December 31, 2000 on file with the Securities and Exchange Commission, provide additional disclosures and a further description of accounting policies.

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

 (3)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not yet received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners during the three months ended March 31, 2001 or 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Partnership had net losses and net losses per limited partnership unit of $(13,000) and $(.34) for the three months ended March 31, 2001 and $(12,000) and $(.31) for the three months ended March 31, 2000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Partnership had $1,568,000 in cash and interest-bearing deposits. The Partnership had no unfunded loan commitments at March 31, 2001. During the first quarter of 2001, the Partnership's principal source of cash was $20,000 in interest income on interest bearing deposits. The Partnership's principal uses of cash during the first quarter of 2001 were approximately $53,000 in general and administrative costs. The Partnership's principal future capital requirements are expected to be general and administrative costs.

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

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income on loans to nonaffiliates decreased from $11,000 during the quarter ended March 31, 2000 to $-0- during the quarter ended March 31, 2001. The decrease was attributable to the payoff of the last remaining Partnership loans receivable during the three months ended December 31, 2000.

Interest earned on interest-bearing deposits totaled $20,000 and $12,000 for the three months ended March 31, 2001 and 2000, respectively. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. The increase in income on interest-bearing deposits is due to increased average cash balances for the three months ended March 31, 2001 and an increase in the average interest rates earned on deposits. The increase in average cash balances resulted from the payoff of the last remaining Partnership loans receivable in October 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, affiliates totaled $22,000 and $23,000, respectively, for the three months ended March 31, 2001 and 2000. These expenses are primarily salary allocation reimbursements paid to affiliates.

General and administrative expenses, nonaffiliates totaled $13,000 and $15,000 for the three months ended March 31, 2001 and 2000, respectively. These expenses consist of other costs associated with the administration of the Partnership. The decrease for 2001 is primarily due to a decrease in professional fees and office expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership does not invest in any derivative financial instruments or enter into any activities involving foreign currencies, its market risk associated with financial instruments is limited to the effect that changing domestic interest rates might have on the fair value of its bank deposits and notes receivable. As of March 31, 2001, the Partnership held only cash in checking accounts of $5,000, fixed rate bank deposits with carrying values totaling $1,563,000 and $16,000 in other prepaid expenses. The bank deposits and fixed rate mortgage notes all had maturities of less than ninety days. The estimated fair value of all of these assets was estimated to be equal to their carrying values as of March 31, 2001.

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

The Partnership had no interest bearing indebtedness outstanding as of March 31, 2001. Accordingly, the Partnership is not exposed to any market risk associated with its liabilities.



                           PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

         None


Item 2.  Changes in Securities

         None


Item 3.  Defaults Upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)Exhibits

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


CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
A California Limited Partnership


By:/s/John B. Joseph
_________________________________
John B. Joseph
General Partner 				May 14, 2001


By:/s/Ronald R. White
_________________________________
Ronald R. White
General Partner 				May 14, 2001

By:  CENTENNIAL CORPORATION
General Partner

By:/s/Joel H. Miner

_________________________________
Joel H. Miner
Chief Financial Officer			May 14, 2001