Form 10-Q
period 2001-09-30
CENTENNIAL MORTGAGE INCOME FUND
filed 2001-11-14
CIK 736980

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


          [X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001
                                    or


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

                           Consolidated Balance Sheets

                       September 30, 2001 and December 31, 2000


                                                September 30,     December 31,
    ASSETS                                          2001             2000
                                                 (Unaudited)
------------------------------------------------------------------------------
Cash and cash equivalents                       $    967,000      $  1,599,000

Other assets, net                                        ---               ---
------------------------------------------------------------------------------
                                               $     967,000     $   1,599,000
==============================================================================


LIABILITIES AND PARTNERS' EQUITY
------------------------------------------------------------------------------
Accounts payable and
  accrued liabilities                          $      13,000     $     10,000
------------------------------------------------------------------------------
   Total liabilities                                  13,000           10,000
------------------------------------------------------------------------------

Partners' equity (deficit)
  -- 38,729 limited partnership
  units outstanding at September 30, 2001
  and December 31, 2000
    General partners                                (132,000)        (132,000)
    Limited partners                               1,086,000        1,721,000
------------------------------------------------------------------------------
    Total partners' equity                           954,000        1,589,000

Contingencies (note 4)
------------------------------------------------------------------------------
                                               $     967,000     $  1,599,000
==============================================================================








        See accompanying notes to consolidated financial statements
                                     1

                CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                             A Limited Partnership

               Consolidated Statements of Operations (Unaudited)

                                Nine Months             Three Months
                            Ended September 30,      Ended September 30,
                              2001       2000         2001       2000
------------------------------------------------------------------------
Revenue:
Interest income loans
  to nonaffiliates,
  including fees           $     ---   $   31,000  $     ---   $   10,000
Interest on interest-
  bearing deposits             44,000      43,000       8,000      16,000
Other                           6,000       8,000       2,000       3,000
-------------------------------------------------------------------------
   Total revenue               50,000      82,000      10,000      29,000
-------------------------------------------------------------------------
Expenses:
Provision for possible losses     ---      30,000         ---      30,000
General and administrative,
  affiliates                   53,000      61,000      17,000      21,000
General and administrative,
  nonaffiliates                51,000      55,000      18,000      18,000
-------------------------------------------------------------------------
   Total expenses             104,000     146,000      35,000      69,000
-------------------------------------------------------------------------
Net loss                   $  (54,000) $  (64,000) $  (25,000) $  (40,000)
=========================================================================

Net loss per limited
  partnership unit
  -basic and diluted       $    (1.39) $    (1.65) $     (.64) $    (1.03)
=========================================================================




















        See accompanying notes to consolidated financial statements
                                     2

             CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                         A Limited Partnership

            Consolidated Statement of Partners' Equity (Unaudited)

                For the nine months ended September 30, 2001


                                                                  Total
                                   General        Limited        Partners'
                                   Partners       Partners        Equity
---------------------------------------------------------------------------
Balance (deficit) at
  December 31, 2000             $  (132,000)   $  1,721,000   $  1,589,000

Distribution to limited partners                   (581,000)      (581,000)

Net loss                                ---         (54,000)       (54,000)

---------------------------------------------------------------------------
Balance (deficit) at
  September 30, 2001            $  (132,000)   $  1,086,000   $    954,000
==========================================================================





























       See accompanying notes to consolidated financial statements
                                  3

            CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                         A Limited Partnership

               Consolidated Statements of Cash Flows (Unaudited)

           For the nine months ended September 30, 2001 and 2000

                                             2001              2000
-----------------------------------------------------------------------
Cash flows used in operating activities:
  Net loss                                $   (54,000)     $   (64,000)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
   Provision for possible losses                 ---            30,000
  Changes in assets and liabilities:
   Increase in other assets                      ---            (4,000)
   Increase in due from
    unconsolidated investee                      ---            (1,000)
   Increase (decrease) in accounts
    payable and accrued liabilities             3,000           (2,000)
-----------------------------------------------------------------------
     Net cash used in operating
      activities                              (51,000)         (41,000)
-----------------------------------------------------------------------
Cash flows from investing activities:
   Principal collected on loans                  ---            26,000
-----------------------------------------------------------------------
Cash flows used in financing activities:
   Distribution to limited partners          (581,000)             ---
-----------------------------------------------------------------------
Net decrease in cash and
    cash equivalents                         (632,000)         (15,000)
Beginning cash and
  cash equivalents                          1,599,000        1,124,000
-----------------------------------------------------------------------
Ending cash and cash
  equivalents                             $   967,000      $ 1,109,000
=======================================================================


Supplemental schedule of noncash investing
  and financing activities:
   Decrease in notes receivable as
    a result of partial chargeoff          $      ---      $    30,000










        See accompanying notes to consolidated financial statements
                                   4

             CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
                          A Limited Partnership

                Notes to Consolidated Financial Statements
                              (Unaudited)
                        September 30, 2001 and 2000

(1)  BUSINESS

Centennial Mortgage Income Fund (the "Partnership") initially invested in commercial, industrial and residential income-producing real property through mortgage investments consisting of participating first mortgage loans, other equity participation loans, construction loans, and wrap-around and other junior loans. The Partnership's underwriting policy for granting credit was to fund loans secured by first and second deeds of trust on real property.
The Partnership's area of concentration was in California. In the normal course of business, the Partnership participated with other lenders in extending credit to single borrowers; the Partnership did this in an effort to decrease credit concentrations and provide a greater diversification of credit risk.

As of September 30, 2001, all of the loans secured by properties have been repaid or charged off.

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

Results for the nine and three months ended September 30, 2001 and 2000 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

Information pertaining to the nine and three months ended September 30, 2001 and 2000 is unaudited and condensed inasmuch as it does not include all related footnote disclosures.

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

 (3)  TRANSACTIONS WITH AFFILIATES

Under the provisions of the Partnership Agreement, the general partners are to receive compensation for their services in supervising the affairs of the Partnership. This partnership management compensation shall be equal to 10 percent of the cash available for distribution, as defined in the Partnership Agreement. The general partners will not receive this compensation until the limited partners have received a 12 percent per annum cumulative return on their adjusted invested capital but are entitled to receive a 5 percent interest in cash available for distribution in any year until this provision has been met. Adjusted invested capital is defined as the original capital invested less distributions from mortgage reductions. Payments to the general partners have been limited to 5 percent of cash available for distribution as the limited partners have not yet received their 12 percent per annum cumulative return. Under this provision of the Partnership Agreement, no distributions were paid to the general partners during the nine months ended September 30, 2001 or 2000.

(4) CONTINGENCIES

The Partnership has disclosed in previous reports certain litigation related to the Partnership's shopping center in Upland, California. The Partnership's insurance company settled this litigation with the plaintiffs during the three months ended June 30, 2001 at no cost to the Partnership

(5) DISTRIBUTION TO LIMITED PARTNERS

The Partnership declared a distribution payable to limited partners who were holders of record on July 15, 2001 in the amount of $15 per limited partnership unit. The distribution totaled approximately $581,000. This distribution was paid on August 1, 2001.





















ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Partnership had net losses and net losses per limited partnership unit of $(54,000) and $(1.39) for the nine months ended September 30, 2001 and $(64,000) and $(1.65) for the nine months ended September 30, 2000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Partnership had $967,000 in cash and interest-bearing deposits. The Partnership had no unfunded loan commitments at September 30, 2001. During the first three quarters of 2001, the Partnership's principal source of cash was $44,000 in interest income on interest bearing deposits. The Partnership's principal uses of cash during the first three quarters of 2001 were a $581,000 cash distribution to limited partners and approximately $101,000 in general and administrative costs. The Partnership's principal future capital requirements are expected to be general and administrative costs.

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


                                   7
The general partners have had discussions with legal counsel regarding the amounts of cash balances that would be prudent to be retained by the Partnership. In light of the substantial amount of real estate that the Partnership has held an interest in over the years, there was the potential for unanticipated litigation to arise, particularly in the area of toxic contamination. Although the general partners were not aware of any threatened litigation, or litigation that was likely to arise, they determined that the Partnership should retain at least $1,000,000 in cash balances to be available to defend the Partnership in any litigation which may have arisen.

As of the date of this report, no litigation has arisen and Management is in the process of making a final evaluation of the potential for any future litigation arising as a result of any activity that the Partnership has been involved with in the past. The General Partners believe that, when finished, this evaluation will enable them to conclude that the potential for future litigation is now remote. If such a conclusion is reached, the General Partners intend on taking the necessary steps to dissolve the Partnership, including paying for the costs of winding up the affairs of the Partnership and declaring and paying a final distribution to the limited partners.

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income on loans to nonaffiliates decreased from $31,000 and $10,000 during the nine and three months ended September 30, 2000, respectively, to $-0- during the three and nine months ended September 30, 2001. The decrease was attributable to the payoff of the last remaining Partnership loans receivable during the three months ended December 31, 2000.

Interest earned on interest-bearing deposits totaled $44,000 and $8,000 for the nine and three months ended September 30, 2001, respectively. Interest earned on interest-bearing deposits totaled $43,000 and $16,000 for the nine and three months ended September 30, 2000, respectively. Interest on interest-bearing deposits represents interest earned on Partnership funds invested, for liquidity, in time certificate and money market deposits. The slight increase in income on interest-bearing deposits during the nine months ended September 30, 2001 over the same period in 2000 is due to increased average cash balances for the nine months ended September 30, 2001 that were offset by a decrease in average interest rates earned. The increase in average cash balances resulted from the payoff of the last remaining Partnership loan receivable in October 2000. The decrease in income for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 was principally the result of a substantial decline in average interest rates earned.

PROVISION FOR POSSIBLE LOSSES

There was a $30,000 provision for possible losses for the nine months ended September 30, 2000. There was no provision for possible losses for the nine months ended September 30, 2001. The provision in 2000 was related to a note receivable for which the Partnership accepted a discounted payoff. This was the final note that the Partnership held.





GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, affiliates totaled $53,000 and $17,000, respectively, for the nine and three months ended September 30, 2001. General and administrative expenses, affiliates totaled $61,000 and $21,000, respectively, for the nine and three months ended September 30, 2000. These expenses are primarily salary allocation reimbursements paid to affiliates.

General and administrative expenses, nonaffiliates totaled $51,000 and $18,000 for the nine and three months ended September 30, 2001, respectively. General and administrative expenses, nonaffiliates totaled $55,000 and $18,000 for the nine and three months ended September 30, 2000, respectively. These expenses consist of other costs associated with the administration of the Partnership. The decrease for 2001 is primarily due to a decrease in professional fees and office expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership does not invest in any derivative financial instruments or enter into any activities involving foreign currencies, its market risk associated with financial instruments is limited to the effect that changing domestic interest rates might have on the fair value of its bank deposits and notes receivable. As of September 30, 2001, the Partnership held only cash in checking accounts of $3,000 and fixed rate bank deposits with carrying values totaling $964,000. The bank deposits and fixed rate bank deposits all had maturities of less than ninety days. The estimated fair value of all of these assets was estimated to be equal to their carrying values as of September 30, 2001.

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

The Partnership had no interest bearing indebtedness outstanding as of September 30, 2001. Accordingly, the Partnership is not exposed to any market risk associated with its liabilities.



















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


CENTENNIAL MORTGAGE INCOME FUND AND SUBSIDIARIES
A California Limited Partnership


By:/s/ John B. Joseph
_________________________________
John B. Joseph
General Partner 				November 14, 2001


By:/s/ Ronald R. White
_________________________________
Ronald R. White
General Partner 				November 14, 2001

By:  CENTENNIAL CORPORATION
General Partner


By:/s/ Joel H. Miner
_________________________________
Joel H. Miner
Chief Financial Officer			        November 14, 2001